Form 10-Q
period 1996-06-30
MARTIN COLOR-FI INC
filed 1996-08-14
CIK 898311

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549



(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ____________________ to ______________________

Commission file number 0-21340


                              MARTIN COLOR-FI, INC.
                -------------------------------------------------
             (Exact name of registrant as specified in its charter)

          South Carolina                                 57-0879569
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)


                306 Main Street, Edgefield, South Carolina 29824
                    (Address of principal executive offices)

                                 (803) 637-7000
                   ------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         As of August 13, 1996, there were 6,657,483 shares of the registrant's common stock issued and outstanding.

                              MARTIN COLOR-FI, INC.
                                      INDEX


                                                                        Page No.
Part I - Financial Information

  Item 1 - Financial Statements (unaudited)

     Condensed Consolidated Statements of Operations -
         Three and six months ended July 2, 1995 and June 30, 1996.............2

     Condensed Consolidated Balance Sheets -
         December 31, 1995 and June 30, 1996...................................3

     Condensed Consolidated Statements of Cash Flows -
         For the six months ended July 2, 1995 and June 30, 1996...............4

     Notes to Condensed Consolidated Financial Statements -
         June 30, 1996.........................................................5

  Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations...........................................6-9

Part II - Other Information...................................................10

Signatures....................................................................11

                              MARTIN COLOR-FI, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)



                                                      Three Months Ended           Six Months Ended
                                                      July 2,       June 30,       July 2,       June 30,
                                                       1995           1996          1995         1996
                                                      -------       --------       -------     ------

Net sales                                              $31,855        $29,582       $66,601     $55,205
Cost of sales                                           25,202         24,215        53,840      46,135
                                                       -------        -------       -------     -------

Gross profit                                             6,653          5,367        12,761       9,070
Selling, general and administrative expenses             2,715          2,831         5,853       5,593
                                                       -------        -------       -------     -------

Operating income                                         3,938          2,536         6,908       3,477
Interest expense                                        (1,188)        (1,123)       (2,506)     (2,227)
Other income                                                75             62           102         122
                                                       -------        -------       -------     -------


Income before income taxes                               2,825          1,475         4,504       1,372
Provision for income taxes                               1,034            543         1,672         515
                                                       -------        -------       -------     -------


Net income                                             $ 1,791        $   932       $ 2,832     $   857
                                                       =======        =======       =======     =======


Net income per share                                  $   0.27        $  0.14      $   0.43     $  0.13
                                                      ========        =======      ========     =======


Weighted average shares outstanding                     6,657           6,657         6,657       6,657
                                                      =======         =======      ========     =======




            See notes to condensed consolidated financial statements.

                              MARTIN COLOR-FI, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       December 31, 1995 and June 30, 1996
                      (In thousands, except per share data)



                                                              December 31,               June 30,
                                                                  1995                     1996
                                                                  ----                     ----
                                                                                       (unaudited)

Assets
Current assets:
  Cash                                                          $      12                $     37
  Accounts receivable, net of allowance of $150
    and $150, respectively, for doubtful accounts                  10,403                  14,462
  Inventories                                                      36,922                  35,856
  Prepaid expenses                                                    652                     994
  Income tax receivable                                                51                      51
                                                                ---------                --------


  Total current assets                                             48,040                  51,400

  Property, plant, and equipment, net                              40,214                  42,018
  Goodwill                                                          4,852                   4,748
  Other assets                                                      1,860                   2,133
                                                                ---------                --------

  Total assets                                                  $ 94,966                 $100,299
                                                                ========                 ========

Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable and accrued expenses                         $ 15,599                 $ 16,344
  Current portion of long-term debt                                4,472                   25,057
                                                                --------                 --------


  Total current liabilities                                       20,071                   41,401

Deferred income taxes                                              4,061                    4,483
Long-term debt                                                    45,168                   27,926
Other non-current liabilities                                         34                        0

Shareholders' equity:
Common stock, no par value:
  Authorized shares - 50,000,000 in 1996 and 1995
  Issued and outstanding shares - 6,657,483
    in 1996 and 1995                                                 832                      832
Additional paid-in capital                                        19,754                   19,754
Retained earnings                                                  5,046                    5,903
                                                                --------                 --------


Total shareholders' equity                                        25,632                   26,489
                                                                --------                 --------


Total liabilities and shareholders' equity                      $ 94,966                 $100,299
                                                                ========                 ========


            See notes to condensed consolidated financial statements.

                              MARTIN COLOR-FI, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTHS ENDED JULY 2, 1995 AND JUNE 30, 1996
                                 (In thousands)
                                   (unaudited)



                                                                       July 2,          June 30,
                                                                         1995              1996
                                                                         ----              ----

Operating activities:
Net income                                                            $  2,832           $   857
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                        2,014             2,187
    Deferred income taxes                                                  859               422
    Changes in operating assets and liabilities:
     Accounts receivable                                                (1,849)           (4,059)
     Income tax receivable                                                 964                 -
     Inventories                                                         5,622             1,066
     Prepaid expenses                                                     (569)             (342)
     Other assets                                                          115                 -
     Accounts payable and accrued expenses                              (1,837)              745
                                                                      --------           -------

Net cash provided by operating activities                                8,151               876
Investing activities:
  Purchases of property, plant and equipment                            (3,369)           (3,658)
  Cost of acquisitions, net of cash acquired                              (591)                -
  Other                                                                   (173)             (520)
                                                                      --------           -------

Net cash used in investing activities                                   (4,133)           (4,178)
Financing activities:
  Borrowings under line of credit                                       22,846            19,430
  Payments on line of credit                                           (25,077)          (16,100)
  Additional loan costs                                                    (30)              (16)
  Proceeds from issuance of long-term debt                                   -             2,468
  Principal payments on long-term debt                                  (2,060)           (2,455)
                                                                      --------           -------

  Net cash (used in) provided by financing activities                   (4,321)            3,327

Net (decrease) increase in cash and cash equivalents                      (303)               25
Cash and cash equivalents at beginning of period                           311                12
                                                                      --------                --

Cash and cash equivalents at end of period                            $      8           $    37
                                                                      ========           =======


Supplemental  disclosures of cash flow information:
Cash paid during the period
  for:
  Interest (net of amounts capitalized)                               $  2,532           $ 2,227
  Income taxes                                                             750                27



            See notes to condensed consolidated financial statements.

                              MARTIN COLOR-FI, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Information for the three and six months ended July 2, 1995 and June 30,
                               1996 is unaudited)
                                 (In Thousands)



1.       Basis of Presentation

                  The accompanying  unaudited condensed  consolidated  financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Registrant Company's Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange Commission on March 29, 1996.

2.       Inventories

         Inventories consist of the following:

                                            December 31,                June 30,
                                               1995                       1996

         Raw materials                       $22,811                    $25,423
         Finished goods                       14,111                     10,433
                                             -------                    -------

                                             $36,922                    $35,856
                                             =======                    =======

3.       Contingent Liability

         On March 16, 1995, the Company was served with a lawsuit by a shareholder alleging violations of Federal securities laws and related state laws and seeking an unspecified amount of damages. The shareholder requested to have the case certified as a class action on behalf of other non-insider shareholders.

         The parties have agreed in principle to enter into a settlement agreement to end the litigation. The agreement in principle requires the payment of $2 million by the defendants. Final settlement of the matter is contingent upon execution of a definitive settlement agreement and court approval of such agreement. The Company's insurance carrier has agreed to contribute $850 thousand towards the settlement pending court approval.

         At December 31, 1995, the Company accrued the estimated settlement amount, which includes legal fees less insurance proceeds, as a liability. The Company's portion of the settlement is expected to be funded by subordinated debt.

                              MARTIN COLOR-FI, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations:

Three months ended June 30, 1996 compared to the three months ended July 2, 1995.

Outlook:
During the third quarter of 1995, the market conditions for polyester fiber changed rapidly as a result of a significant reduction in demand from China and a corresponding redirection of production from other Asian countries from China to European and U.S. markets. The Company believes this change caused its international customers to delay purchases, relying instead on existing inventories that they had built up during the second quarter due to their perception of a shortage of polyester fiber. Also, the availability of low-priced Asian imports caused a reduction in shipments of the Company's commodity product lines.

The above market conditions resulted in a weakened demand for the Company's polyester fibers. Demand has remained at a lower level during the first part of 1996, but is expected to return to normal levels in the last half of 1996. The weakening of the polyester market has also resulted in decreasing recycled raw material costs resulting in a downward pressure on polyester fiber selling prices. The Company anticipates its polyester fiber selling prices will continue to follow these general market trends.

The Company is installing a new production line which is expected to be completed in the latter part of the third quarter of 1996 for the manufacture of fine denier, solution-dyed fiber. The completion date was delayed until the third quarter due to the failure of the equipment manufacturer to meet the original delivery schedule. The new line will enhance the Company's diversity of product mix in fibers for automotive and industrial fabrics, nonwovens, home furnishings, and apparel. The fine denier line is expected to enable the Company to produce in excess of 20 million pounds of 2 denier fiber each year.

Net Sales: Net sales decreased 7.2% to $29.6 million in the second quarter of 1996 from $31.9 million in the second quarter of 1995. This net sales decrease is primarily related to a decrease in the Fibers Division's revenue of $3.8 million. PET fiber sales decreased due to a decrease in demand. This resulted in a decrease in shipments to 24.3 million pounds in the second quarter of 1996 from 26.2 million pounds in the second quarter of 1995 and a decrease in the average PET fiber sales price per pound to $0.798 in the second quarter of 1996 from $0.814 in the second quarter of 1995.

Net sales in the Fibers Division involving non-PET fiber sales, which includes nylon fiber, pellets, and trading materials, decreased to $528 thousand in the second quarter of 1996 from $2.5 million in the second quarter of 1995. The decrease in sales is a continuing result of management's decision in the third quarter of 1995 to temporarily exit these markets due to current market conditions.

Net sales of the Pigment, Yarn, and Carpet Divisions after intercompany eliminations increased to $9.7 million in the second quarter of 1996 from $8.1 million in the second quarter of 1995. The increase relates primarily to increased sales of the Carpet Division due to volume growth.

Gross profit: Gross profit decreased 19.3% to $5.4 million in the second quarter of 1996 as compared to $6.7 million in the second quarter of 1995. As a percentage of net sales, gross profit decreased to 18.1% in the second quarter of 1996 as compared to 20.9% in the second quarter of 1995. The decrease in gross profit is directly related to the decrease in net sales discussed above and a decrease in the gross profit margin. The decrease in gross profit percentage relates primarily to decreased margins in the Fibers Division partially offset by increased margins in the Pigment and Carpet Divisions. The lower sales and production volumes and the resulting higher unit costs produced lower profit margins.

Selling, general and administrative: Selling, general and administrative expenses were $2.8 million or 9.6% of net sales in the second quarter of 1996 as compared to $2.7 million or 8.5% of net sales in the second quarter of 1995. The increase in selling, general and administrative expenses as a percentage of net sales is due primarily to the decrease in net sales discussed above.

Interest expense: Interest expense decreased to $1.1 million in the second quarter of 1996 from $1.2 million in the second quarter of 1995 due to a decrease in the weighted average interest rate in the second quarter of 1996 compared to the second quarter of 1995.

Income tax provision: The income tax expense for the second quarter of 1996 was $543 thousand compared to $1 million for the second quarter of 1995. The change is directly due to the decrease in pretax income.

Net income and net income per share: Net income decreased to $932 thousand or $0.14 per share for the second quarter of 1996 compared to a net income of $1.8 million or $0.27 per share for the second quarter of 1995. The decrease related directly to the decrease in gross profit and gross profit percentage and an increase in selling, general and administrative expenses which was partially offset by a decrease in interest expense.

Six months ended June 30, 1996 compared to the six months ended July 2, 1995.


Net Sales: Net sales decreased 17.1% to $55.2 million in the six months ended June 30, 1996 from $66.6 million in the six months ended July 2, 1995. This net sales decrease is primarily related to a decrease in the Fibers Division's revenue of $11.7 million. PET fiber sales decreased due to a decrease in demand. This resulted in a decrease in shipments to 44.3 million pounds in the six months ended June 30, 1996 from 54 million pounds in the six months ended July 2, 1995, which was offset by an increase in the average PET fiber sales price per pound to $0.814 in the six months ended June 30, 1996, from $0.776 in the six months ended July 2, 1995.

Net sales in the Fibers Division involving non-PET fiber sales, which includes nylon fiber, pellets, and trading materials, decreased to $881 thousand in the six months ended June 30, 1996, from $6.8 million in the six months ended July 2, 1995. The decrease in sales is a continuing result of management's decision in the third quarter of 1995 to temporarily exit these markets due to current market conditions.

Net sales of the Pigment, Yarn, and Carpet Divisions after intercompany eliminations increased slightly to $18.2 million in the six months ended June 30, 1996, from $17.9 million in the six months ended July 2, 1995.

Gross profit: Gross profit decreased 28.9% to $9.1 million in the six months ended June 30, 1996, as compared to $12.8 million in the six months ended July 2, 1995. As a percentage of net sales, gross profit decreased to 16.4% in the six months ended June 30, 1996, as compared to 19.2% in the six months ended July 2, 1995. The decrease in gross profit is directly related to the decrease in net sales discussed above and a decrease in the gross profit margin. The decrease in gross profit percentage relates directly to decreased margins in all divisions. The lower sales and production volumes and the resulting higher unit costs produced lower profit margins.

Selling, general and administrative: Selling, general and administrative expenses were $5.6 million or 10.1% of net sales in the six months ended June 30, 1996, as compared to $5.9 million or 8.8% of net sales in the six months ended July 2, 1995. The decrease in selling, general and administrative expenses is due primarily to a reduction in professional fees.

Interest expense: Interest expense decreased to $2.2 million in the six months ended June 30, 1996, from $2.5 million in the six months ended July 2, 1995, due primarily to a decrease in the average outstanding debt balance and weighted average interest rate during the six months ended June 30, 1996, compared to the six months ended July 2, 1995.

Income tax provision: The income tax expense for the six months ended June 30, 1996, was $515 thousand compared to $1.7 million for the six months ended July 2, 1995. The change is directly due to the decrease in pretax income.

Net income and net income per share: Net income decreased to $857 thousand or $0.13 per share for the six months ended June 30, 1996, compared to a net income of $2.8 million or $0.43 per share for the six months ended July 2, 1995. The decrease related directly to the decrease in gross profit and gross profit percentage which was partially offset by decreases in selling, general and administrative and interest expenses.

Financial Condition

Current assets increased to $51.4 million from $48 million. Accounts receivable increased $4.1 million, and inventories decreased $1.1 million. The above changes resulted directly from second quarter sales of $29.6 million being higher than fourth quarter sales of $23.1 million. The decrease in inventories was related to a decrease in finished goods inventories resulting from shipments exceeding production in the first half of the year.

The increase in accounts payable and accrued expenses was primarily related to increased purchases of raw material and the timing of purchases and cash disbursements. The increase in debt related to the purchase of property, plant, and equipment was primarily attributable to the new production line discussed above.

Liquidity and capital resources: The Company generated cash from operations of $876 thousand for the second quarter of 1996 compared to $8.1 million for the second quarter of 1995. The decrease in cash provided by operations was primarily the result of a decrease in net income and increases in net operating assets and liabilities, primarily an increase in accounts receivable.

Net cash used in investing activities amounted to $4.2 million in the second quarter of 1996 compared to $4.1 million in the second quarter of 1995. The Company increased its investment in property, plant, and equipment during the second quarter of 1996 by $289 thousand compared to the second quarter of 1995. During the second quarter of 1996, the Company funded the majority of capital additions from the term loan agreement.

Net cash provided by financing activities amounted to $3.3 million for the second quarter of 1996 compared to net cash used in financing activities of $4.3 million for the second quarter of 1995. The change occurred primarily due to the reduction in net cash provided by operating activities discussed above.

The Company believes that the financial resources available to it under its revolving line of credit, $532 thousand available under the term loan for 1996 capital additions at June 30, 1996, and other internally generated funds will be sufficient to adequately meet its foreseeable working capital and capital expenditures requirements.

The current portion of long-term debt increased to $25 million during the second quarter of 1996 from $4.47 million at year end 1995, and long-term debt decreased to $27.9 million from $45.16 million. Those changes were a result of the classification of the Company's revolving line of credit agreement as current due to the maturity date being June 2, 1997. The balance of the revolving line of credit was $20.6 million at June 30, 1996. The Company expects to seek an extension of the revolving line of credit agreement before the current portion is due. Although the Company does not anticipate any difficulties in obtaining such an extension, there can, of course, be no assurances that the lender will agree to the extension or that alternative financing will be available if the lender does not agree to the extension.

                           Part II - Other Information



Item 1.  Legal Proceedings

         In March 1995, litigation was commenced by a shareholder of the Company against the Company and James F. Martin, Chairman and Chief Executive Officer of the Company, in the United States District Court for the District of South Carolina, Greenville Division. In the litigation, the plaintiff alleges, among other things, that the Company failed to prepare its financial statements in accordance with generally accepted accounting principles and issued false and misleading business and financial information to the investing public which misstated the Company's financial condition, earnings and prospects, in violation of the Federal securities laws and common law. The plaintiff seeks to have the action certified as a class action on behalf of non-insider shareholders who purchased the common stock of the Company from April 21, 1993, through February 28, 1995. The parties have agreed in principle to enter into a settlement agreement to end the litigation. The agreement in principle requires the payment of $2 million by the defendants. Final settlement of the matter is contingent upon execution of a definitive settlement agreement and court approval of such agreement. The Company's insurance carrier has agreed to contribute $850 thousand towards the settlement pending court approval.

         At December 31, 1995, the Company accrued the estimated settlement amount, which includes legal fees less insurance proceeds, as a liability. The Company's portion of the settlement is expected to be funded by subordinated debt.

Item 4.  Submission of Matters to a Vote of Security Holders:

     (a) An annual meeting of the shareholders of the Company was held on May 9, 1996.

     (b)  The names of the  directors  elected at the  meeting  are as  follows:
          James F. Martin, George L. Rainsford, and Bettis C. Rainsford (for terms expiring in 1999). The terms of the following directors continued after the meeting: Russell T. Lyon, Gregory W. Anderson, and
          W. Fred Davis (for terms expiring in 1997); James C. Hite, Jack J. Jackson, and Henry M. Poston (whose term expires in 1998).

     (c) The items voted upon at the annual meeting of shareholders were as follows:

          (1)  the election of directors;

          (2)  the  ratification  of the  appointment  of  Ernst & Young  LLP as
               independent   auditors  for  the  Company's  fiscal  year  ending
               December 31, 1996;

          The number of votes cast for, against or withheld and the number of its abstentions or broker non-votes as to each matter is as follows:

  Item No.                                          Votes Against       Abstentions or
(see above)         Name             Votes for       or Withheld       Broker Non-Votes
- -----------         ----             ---------       -----------       ----------------
   (1)         James F. Martin       5,814,055                              31,330
               George L. Rainsford   5,811,055                              34,330
               Bettis C. Rainsford   5,811,055                              34,330

   (2)                               5,814,785          26,400               4,200


     (d)  Not applicable.


Item 6.

     (a)  Exhibits

          Exhibit 27 - Financial Data Schedule

     (b)  Reports on Form 8-K - None

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          MARTIN COLOR-FI, INC.




Dated: 8-14-96                                By: /s/ James F. Martin
                                                       James F. Martin
                                              Chairman, Chief Executive Officer

Dated: 8-14-96                                By: /s/ Henry M. Poston
                                                       Henry M. Poston
                                              President, Chief Operating Officer

Dated: 8-14-96                                By: /s/ Bret J. Harris
                                                       Bret J. Harris*
                                              Treasurer, Chief Financial Officer



         * Principal Financial and Accounting Officer

Exhibit No.                        Description
- ------------                       ------------

     27                            Financial Data Schedule