Form 10-Q
period 1996-09-29
MARTIN COLOR-FI INC
filed 1996-11-13
CIK 898311

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549



(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 1996

OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

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

                                  Yes [X] No [ ]

         As  of  November  11,  1996,   there  were  6,662,648   shares  of  the
registrant's common stock issued and outstanding.

                              MARTIN COLOR-FI, INC.
                                      INDEX


                                                                        Page No.
Part I - Financial Information

      Item 1 - Financial Statements

               Condensed Consolidated Statements of Operations (unaudited) -
                  Three and nine months ended October 1, 1995 and
                   September 29, 1996..........................................2

               Condensed Consolidated Balance Sheets (unaudited) -
                  December 31, 1995 and September 29, 1996.....................3

               Condensed Consolidated Statements of Cash Flows (unaudited) -
                  For the nine months ended October 1, 1995 and
                  September 29, 19964..........................................4

               Notes to Condensed Consolidated Financial Statements
                  (unaudited) - September 29, 1996...........................5-6

      Item 2 - Management's Discussion and Analysis of Financial Condition
               and Results of Operations....................................7-10

Part II - Other Information

      Item 1 - Legal Proceedings..............................................11
      Item 6 - Exhibits and Reports on Form 8-K...............................11

Signatures....................................................................12

      Exhibit Index...........................................................13

                              MARTIN COLOR-FI, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)



                                                           Three Months Ended                Nine Months Ended
                                                        October 1,     September 29,       October 1,   September 29,
                                                         1995             1996              1995           1996
                                                         ----             ----              ----           ----


Net sales                                               $ 27,230        $ 31,521         $ 93,831         $ 86,726
Cost of sales                                             22,283          23,932           76,123           70,067
                                                        --------        --------         --------         --------

Gross profit                                               4,947           7,589           17,708           16,659
Selling, general and administrative expenses               2,736           3,396            8,589            8,989
                                                        --------        --------         --------         --------

Operating income                                           2,211           4,193            9,119            7,670
Interest expense                                          (1,065)         (1,083)          (3,571)          (3,310)
Other income                                                  64              45              166              168
                                                        --------        --------         --------         --------


Income before income taxes                                 1,210           3,155            5,714            4,528
Provision for income taxes                                   468           1,150            2,139            1,666
                                                        --------        --------         --------         --------


Net income                                              $    742        $  2,005         $  3,575         $  2,862
                                                        ========        ========         ========         ========


Net income per share                                    $   0.11        $   0.30         $   0.54         $   0.43
                                                        ========        ========         ========         ========


Weighted average shares outstanding                        6,657           6,657            6,657            6,657
                                                        ========        ========         ========         ========


            See notes to condensed consolidated financial statements.

                              MARTIN COLOR-FI, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    December 31, 1995 and September 29, 1996
                      (In thousands, except per share data)


                                                              December 31,           September 29,
                                                                  1995                     1996
                                                                  ----                     ----

                                                                                      (unaudited)
Assets
Current assets:
  Cash                                                          $      12               $     164
  Accounts receivable, net of allowance of $150
    and $125, respectively, for doubtful accounts                  10,403                  16,251
  Inventories                                                      36,922                  35,428
  Prepaid expenses                                                    652                   1,039
  Income tax receivable                                                51                       -
  Other assets                                                          -                     793
                                                                ---------               ---------

  Total current assets                                             48,040                  53,675

  Property, plant, and equipment, net                              40,214                  42,684
  Goodwill                                                          4,852                   4,946
  Other assets                                                      1,860                   1,248
                                                                ---------               ---------

  Total assets                                                  $ 94,966                $ 102,553
                                                                ========                =========

Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable and accrued expenses                         $ 15,599                $  16,507
  Current portion of long-term debt                                4,472                   25,737
                                                                --------                ---------

  Total current liabilities                                       20,071                   42,244

Deferred income taxes                                              4,061                    4,925
Long-term debt                                                    45,168                   26,890
Other non-current liabilities                                         34                        -

Shareholders' equity:
Common stock, no par value:
  Authorized shares - 50,000,000 in 1996 and 1995
  Issued and outstanding shares - 6,657,483
    in 1996 and 1995                                                 832                      832
Additional paid-in capital                                        19,754                   19,754
Retained earnings                                                  5,046                    7,908
                                                                --------                ---------

Total shareholders' equity                                        25,632                   28,494
                                                                --------                ---------


Total liabilities and shareholders' equity                      $ 94,966                $ 102,553
                                                                ========                =========




            See notes to condensed consolidated financial statements.

                              MARTIN COLOR-FI, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED OCTOBER 1, 1995 AND SEPTEMBER 29, 1996
                                 (In thousands)
                                   (unaudited)



                                                                      October 1,          September 29,
                                                                        1995                  1996
                                                                        ----                  ----

Operating activities:
Net income                                                           $  3,575                $  2,862
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                       2,917                   3,146
Deferred income taxes                                                   1,355                     864
    Changes in operating assets and liabilities:
     Accounts receivable                                                  778                  (5,848)
     Income tax receivable                                                794                      51
     Inventories                                                        2,687                   1,494
     Prepaid expenses                                                    (452)                   (387)
     Other assets                                                           -                       -
     Accounts payable and accrued expenses                               (649)                    908
                                                                     --------                --------

Net cash provided by operating activities                              11,005                   3,090
Investing activities:
  Purchases of property, plant and equipment                           (3,933)                 (5,272)
  Cost of acquisitions, net of cash acquired                             (608)                   (518)
  Other                                                                  (479)                   (119)
                                                                     --------                --------

Net cash used in investing activities                                  (5,020)                 (5,909)
Financing activities:
  Borrowings under line of credit                                      30,965                  32,392
  Payments on line of credit                                          (33,410)                (29,098)
  Additional loan costs                                                   (33)                    (16)
  Proceeds from issuance of long-term debt                                  -                   3,000
  Principal payments on long-term debt                                 (3,762)                 (3,307)
                                                                     --------                --------

  Net cash (used in) provided by financing activities                  (6,240)                  2,971

Net (decrease) increase in cash and cash equivalents                     (255)                    152
Cash and cash equivalents at beginning of period                          311                      12
                                                                     --------                --------

Cash and cash equivalents at end of period                           $     56                $    164
                                                                     ========                ========

Supplemental  disclosures of cash flow information:
  Cash paid during the period for:
  Interest (net of amounts capitalized)                              $  3,651                $  3,320
Income taxes                                                              871                     507



            See notes to condensed consolidated financial statements.

                              MARTIN COLOR-FI, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      (Information for the three and nine months ended October 1, 1995 and
                        September 29, 1996 is unaudited)
                                 (In Thousands)



1.       Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 29, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Registrant Company's Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange Commission on March 29, 1996.

2.       Inventories

         Inventories consist of the following:

                                         December 31,              September 29,
                                               1995                    1996

         Raw materials                        $22,811                $26,224
         Finished goods                        14,111                  9,204
                                              -------                -------
                                              $36,922                $35,428
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

         At December 31, 1995, the Company accrued the estimated settlement amount, which includes legal fees less insurance proceeds, as a liability. The Company's portion of the settlement is expected to be funded by bank debt.

4.       Debt

         At September 29, 1996, the Company had two loan agreements. The Company's revolving line of credit agreement with a bank provides for borrowings not to exceed the lesser of $25,000 or an agreed-upon borrowing base. The borrowing base is calculated based on accounts receivable and inventory balances. The line of credit bears interest at prime plus 1/8%. At September 29, 1996, the interest rate was 8.375%. A single principal payment is due on June 2, 1997, with interest on the outstanding principal payable monthly beginning on August 12, 1995, continuing each month with final payment of all accrued but unpaid interest on June 2, 1997. At September 29, 1996, the balance outstanding was $20,600, which is classified as current.

         The Company also has a term loan agreement with a bank which provides for borrowings up to $36,300. The term loan refinanced the majority of existing long-term debt including the debt assumed in the Palmetto Spinning Corporation and Buchanan Industries acquisitions and financed the cash portion of the purchase prices of the acquisitions. The term loan bears interest at prime plus 1/4% and requires monthly principal payments of $282. At September 29, 1996, the principal payments were being adjusted upward based on additional drawings for capital expenditures. The loan also requires a principal payment each year equal to 25% of the previous years' net income if the debt to tangible net worth is greater than 1.75 to 1. The loan matures on June 2, 1999.

         The agreements with the bank contain several restrictive covenants requiring, among other matters, a minimum debt service ratio, a maximum ratio of indebtedness to net worth, and restrictions on the payment of dividends. At September 29, 1996, the Company was in violation of certain loan covenants under the debt agreements as a result of making capital expenditures in excess of $5,000 during the fiscal year ending December 31, 1996. The bank, in a letter dated October 25, 1996, agreed to waive those violations. The loans are collateralized by all Company assets.

                              MARTIN COLOR-FI, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations:

Three months ended September 29, 1996, compared to the three months ended October 1, 1995.


As previously noted, during the third quarter of 1995, the market conditions for polyester fiber changed rapidly as a result of a significant reduction in demand from China and a corresponding redirection of production from other Asian countries from China to European and U.S. markets. The Company believes this change caused its international customers to delay purchases, relying instead on existing inventories that they had built up during the second quarter due to their perception of a shortage of polyester fiber. Also, the availability of low-priced Asian imports caused a reduction in shipments of the Company's commodity product lines.

The above market conditions resulted in a weakened demand for the Company's polyester fibers. Demand remained at a lower level during the first part of 1996, but returned to normal levels during the third quarter of 1996. The weakening of the polyester market has also resulted in decreasing recycled raw material costs resulting in a downward pressure on polyester fiber selling prices. The Company anticipates its polyester fiber selling prices will continue to follow these general market trends.

The Company installed a new production line during the latter part of the third quarter of 1996 for the manufacture of fine denier, solution-dyed fiber. The Company began test production during the third quarter and is expected to begin shipping products during the fourth quarter of 1996. The new line will enhance the Company's diversity of product mix in fibers for automotive and industrial fabrics, nonwovens, home furnishings, and apparel. The fine denier line is expected to enable the Company to produce in excess of 20 million pounds of 2 denier fiber each year.

Net Sales: Net sales increased 15.8% to $31.5 million in the third quarter of 1996 from $27.2 million in the third quarter of 1995. This net sales increase is primarily related to an increase in net sales of the Pigment, Yarn, and Carpet Divisions, after intercompany eliminations, to $11.1 million in the third quarter of 1996 from $7.4 million in the third quarter of 1995. The increase relates primarily to increased sales of the Carpet Division due to volume growth.

Net sales in the Fibers Division increased by $555 thousand which was due to an increase in PET fiber sales offset by a decrease in non-PET fiber sales. PET fiber sales increased due to an increase in shipments to 27.4 million pounds in the third quarter of 1996 from 20.1 million pounds in the third quarter of 1995 which was offset by a decrease in the average PET fiber sales price per pound to $0.734 in the third quarter of 1996 from $0.920 in the third quarter of 1995.

Net sales in the Fibers Division involving non-PET fiber sales, which includes nylon fiber, pellets, and trading materials, decreased to $315 thousand in the third quarter of 1996 from $1.4 million in the third quarter of 1995. The decrease in sales is a continuing result of management's decision in the third quarter of 1995 to temporarily exit the majority of operations relating to these markets due to current market conditions. Operations do, however, continue in the Fibers Division on a very limited basis.

Gross profit: Gross profit increased 55.1% to $7.6 million in the third quarter of 1996 as compared to $4.9 million in the third quarter of 1995. As a percentage of net sales, gross profit increased to 24.1% in the third quarter of 1996 as compared to 18.2% in the third quarter of 1995. The increase in gross profit is directly related to the increase in net sales discussed above and an increase in the gross profit margin. The increase in gross profit percentage relates to increased margins in all divisions.

Selling, general and administrative: Selling, general and administrative expenses were $3.4 million or 10.8% of net sales in the third quarter of 1996 as compared to $2.7 million or 10.0% of net sales in the third quarter of 1995. The increase in selling, general and administrative expenses is due primarily to the increase in net sales discussed above. The increase in selling, general and administrative expenses as a percentage of net sales is due to the sales growth of the Carpet Division which incurs higher selling, general and administrative expenses for its revenue than the other divisions.

Interest expense: Interest expense increased to $1.2 million in the third quarter of 1996 from $1.1 million in the third quarter of 1995 due primarily to an increase in the average outstanding debt balance in the third quarter of 1996 compared to the third quarter of 1995.

Income tax provision: The income tax expense for the third quarter of 1996 was $1.1 million compared to $468 thousand for the third quarter of 1995. The change is directly due to the increase in pretax income.

Net income and net income per share: Net income increased to $2.0 million or $0.30 per share for the third quarter of 1996 compared to net income of $742 thousand or $0.11 per share for the third quarter of 1995. The increase related directly to the increase in gross profit and gross profit percentage which was partially offset by increases in selling, general and administrative and interest expenses.

Nine months ended September 29, 1996, compared to the nine months ended October 1, 1995.


Net Sales: Net sales decreased 7.6% to $86.7 million in the nine months ended September 29, 1996, from $93.8 million in the nine months ended October 1, 1995. This net sales decrease is primarily related to a decrease in the Fibers Division's revenue of $11.1 million. PET fiber sales decreased due to a decrease in demand as well as a decrease in the average selling price per pound. Shipments decreased to 71.8 million pounds in the nine months ended September 29, 1996, from 74.0 million pounds in the nine months ended October 1, 1995, and the average PET fiber sales price per pound decreased to $0.784 in the nine months ended September 29, 1996, from $0.815 in the nine months ended October 1, 1995.

Net sales in the Fibers Division involving non-PET fiber sales, which includes nylon fiber, pellets, and trading materials, decreased to $1.2 million in the nine months ended September 29, 1996, from $8.3 million in the nine months ended October 1, 1995. The decrease in sales is a continuing result of management's decision in the third quarter of 1995 to temporarily exit the majority of operations relating to these markets due to current market conditions.

Net sales of the Pigment, Yarn, and Carpet Divisions after intercompany eliminations increased to $29.3 million in the nine months ended September 29, 1996, from $25.3 million in the nine months ended October 1, 1995. The increase relates primarily to increased sales of the Carpet Division due to volume growth.

Gross profit: Gross profit decreased 5.9% to $16.7 million in the nine months ended September 29, 1996, as compared to $17.7 million in the nine months ended October 1, 1995. As a percentage of net sales, gross profit increased to 19.2% in the nine months ended September 29, 1996, as compared to 18.9% in the nine months ended October 1, 1995. The decrease in gross profit is directly related to the decrease in net sales discussed above offset by a slight increase in the gross profit margin.

Selling, general and administrative: Selling, general and administrative expenses were $9.0 million or 10.4% of net sales in the nine months ended September 29, 1996, as compared to $8.6 million or 9.2% of net sales in the nine months ended October 1, 1995. The increase in selling, general and administrative expenses is due primarily to the Carpet Division's increase in net sales discussed above partially offset by a reduction in professional fees.

Interest expense: Interest expense decreased to $3.3 million in the nine months ended September 29, 1996, from $3.6 million in the nine months ended October 1, 1995, due primarily to a decrease in the weighted average interest rate during the nine months ended September 29, 1996, compared to the nine months ended October 1, 1995.

Income tax provision: The income tax expense for the nine months ended September 29, 1996, was $1.7 million compared to $2.1 million for the nine months ended October 1, 1995. The change is directly due to the decrease in pretax income.

Net income and net income per share: Net income decreased to $2.9 million or $0.43 per share for the nine months ended September 29, 1996, compared to a net income of $3.6 million or $0.54 per share for the nine months ended October 1, 1995. The decrease related directly to the decrease in gross profit and increases in selling, general and administrative expenses offset by a decrease in interest expense.

Financial Condition

Current assets increased to $53.7 million at the end of the third quarter of 1996 from $48.0 million at the end of 1995. Accounts receivable increased $5.8 million, and inventories decreased $1.5 million. The above changes resulted directly from 1996 third quarter sales of $31.5 million being higher than 1995 fourth quarter sales of $23.1 million. The decrease in inventories was related to a decrease in finished goods inventories resulting from shipments exceeding production in the first nine months of the year and a reduction in production costs, which has resulted in a lower valuation of finished goods inventory. The decrease in inventories was partially offset by an increase in raw material inventory primarily related to the increased sales volume of the Carpet Division.

The increase in accounts payable and accrued expenses was primarily related to increased purchases of raw material and the timing of purchases and cash disbursements. The increase in debt related to the purchase of property, plant, and equipment was primarily attributable to the new production line discussed above.

Liquidity and capital resources: The Company generated cash from operations of $3.1 million for the nine months ended September 29, 1996, compared to $11.0 million for the nine months ended October 1, 1995.
 The decrease in cash provided by operations was primarily the result of a decrease in net income and increases in net operating assets and liabilities, primarily an increase in accounts receivable.

Net cash used in investing activities amounted to $5.9 million in the nine months ended September 29, 1996, compared to $5.0 million in the nine months ended October 1, 1995. The Company increased its investment in property, plant, and equipment during the nine months ended September 29, 1996, by $1.3 million compared to the nine months ended October 1, 1995.

Net cash provided by financing activities amounted to $3.0 million for the nine months ended September 29, 1996, compared to net cash used in financing activities of $6.2 million for the nine months ended October 1, 1995. The change occurred primarily due to the reduction in net cash provided by operating activities discussed above.

The Company believes that the financial resources available to it under its revolving line of credit and other internally generated funds will be sufficient to adequately meet its foreseeable working capital and capital expenditures requirements.

The current portion of long-term debt increased to $25.7 million during the nine months ended September 29, 1996, from $4.5 million at year end 1995, and long-term debt decreased to $26.8 million from $45.2 million. Those changes were a result of the classification of the Company's revolving line of credit agreement as current due to the maturity date being June 2, 1997. The balance of the revolving line of credit was $20.6 million at September 29, 1996. The Company expects to seek an extension of the revolving line of credit agreement before the current portion is due. Although the Company does not anticipate any difficulties in obtaining such an extension, there can, of course, be no assurances that the lender will agree to the extension or that alternative financing will be available if the lender does not agree to the extension.

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

         At December 31, 1995, the Company accrued the estimated settlement amount, which includes legal fees less insurance proceeds, as a liability. The Company's portion of the settlement is expected to be funded by bank debt.

Item 6.   Exhibits and Reports on Form 8-K

       (a)        Exhibits

         Exhibit 10 - Letter Agreement, dated October 25, 1996, Modifying Amended and Restated Loan and Security Agreement, dated August 9, 1995, with NationsBank, N.A.

         Exhibit 27 - Financial Data Schedule

       (b)        Reports on Form 8-K  - None

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    MARTIN COLOR-FI, INC.




Dated:   11/13/96                   By: /s/ Bret J. Harris
                                        ---------------------------------------
                                            Bret J. Harris*
                                            Treasurer, Chief Financial Officer



         * Principal Financial and Accounting Officer

                                  EXHIBIT INDEX



Exhibit No.                Description
-----------                -----------


     10 Letter Agreement, dated October 25, 1996, Modifying Amended and Restated Loan and Security Agreement, dated August 9, 1995, with NationsBank, N.A.

     27                    Financial Data Schedule