Form 10-K
period 1996-12-31
MARTIN COLOR-FI INC
filed 1997-03-31
CIK 898311

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark one)

( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1996

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period for __________________ to ________________

Commission file number      0-21340

                              MARTIN COLOR-FI, INC.
             (Exact name of registrant as specified in its charter)


          South Carolina                               57-0879569
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                      Identification Number)

         306 Main Street
       Edgefield, South Carolina                                     29824
(Address of principal executive                                    (Zip Code)
 offices)

Registrant's telephone number, including area code:   (803) 637-7000

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

         Common Stock
         (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No .

         Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendments to this Form 10-K. ( )

         Aggregate market value of the voting stock held by nonaffiliates of the registrant, computed on the basis of $7.875 per share (the closing price of such stock on February 28, 1997 on The Nasdaq Stock Market): $21,018,036 For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

         The number of shares of the registrant's Common Stock outstanding as of March 26, 1997 was 6,700,129.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of Registrant's Proxy Statement for the 1997 Annual Meeting of Stockholders (the "Proxy Statement")(to be filed with the Securities and Exchange Commission on or before April 30, 1997) are incorporated by reference in Part III hereof.

Exhibit Index on sequentially numbered page 50

                              MARTIN COLOR-FI, INC.
                              Cross Reference Sheet


                                                                        Page No.
Part I -

   Item 1.   Business..........................................................3
   Item 2.   Properties........................................................7
   Item 3.   Legal Proceedings.................................................8
   Item 4.   Submission of Matters to a Vote of Security Holders...............8

Part II -

   Item 5.    Market For Registrant's Common Equity and Related
              Stockholder Matters..............................................8
   Item 6.    Selected Financial Data..........................................9
   Item 7.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations.............................11
   Item 8.    Financial Statements and Supplementary Data.....................17
   Item 9.    Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure.............................46

Part III -

   Item 10. Directors and Executive Officers of the Registrant................46
   Item 11. Executive Compensation............................................46
   Item 12. Security Ownership of Certain Beneficial Owners and Management....46
   Item 13. Certain Relationships and Related Transactions....................46

Part IV -

  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K....47

Signatures....................................................................51

Exhibit Index.................................................................52

                                     PART I

Item 1.  Business

         General

         The principal business of Martin Color-Fi, Inc. (which, together with its subsidiaries, is herein referred to as the "Company") is the production of polyester fiber and pellets from recycled plastic materials (primarily polyethylene terephthalate, or "PET"), such as beverage bottles, polyester fiber waste, film waste and off-class packaging resin. The Company uses these waste materials to produce polyester fibers of varying sizes (or "deniers") and pelletized plastics for a wide range of markets. Examples of end use markets for the Company's fiber products include automotive fabrics, carpet, apparel, home furnishings, industrial materials and construction reinforcement materials. A significant portion of the Company's pellet production is used internally for manufacturing fiber, and the Company sells the balance into the plastics industry.

         Products and Markets

         The following table presents the combined net sales (in thousands) and percentage of net sales by business of the Company for the periods indicated. For purposes of this data, intercompany transactions have been eliminated.

                                       1996                       1995                     1994
                                       ----                       ----                     ----
                                Net         % of          Net          % of          Net         % of
                                Sales        Total       Sales         Total       Sales         Total
                                -----        -----       -----         -----       -----         -----

Fibers and Recycling
 Division                    $  69,873      61.1%    $  82,101         70.2%    $ 81,623         79.7%
Carpet Division                 30,871      27.0%       22,262         19.0%      11,398         11.1%
Yarn Division                    8,959       7.8%        8,412          7.2%       4,818          4.7%
Pigments and Additives           4,713       4.1%        4,195          3.6%       4,654          4.5%
                             ---------      -----    ---------         ----     --------         ----
                             $ 114,416      100%     $ 116,970         100%     $102,493         100%
                             =========      ====     =========         ====     ========         ====

         Fibers and Recycling Division

         During 1996, the principal products of the Company were fibers which are marketed to a broad spectrum of fiber related markets. The Company focuses its marketing efforts on the development of market niches where its ability to manufacture products to customer specifications regarding color, cut length, denier, texture, finish and lot size are its key competitive advantages. The Company currently has production capacity of approximately 148 million pounds of fiber annually and approximately 125 million pounds of pellets annually. In the fourth quarter of 1995, the Company refocused on the core business of this division, the production and sale of fibers, and began de-emphasizing the external plastics sales and trading and contract processing areas of this division.

                  Fibers

                  The Company has historically produced polyester fibers in deniers from 2 to 1000 in various cut lengths for use in numerous end markets, including automotive fabrics, floor coverings, home furnishings, industrial, construction reinforcement and apparel. The Company also produces a small quantity of nylon and polypropylene fiber. The following chart sets forth the approximate percentages of the Company's total shipments of fiber products in pounds with respect to its primary markets for the past eight quarters and illustrates the Company's market diversification and ability to shift production as necessary to quickly respond to changing market conditions and demands.



                                                 Percentage of Pounds of Fiber Shipped
                                                 -------------------------------------
                                     1st     2nd      3rd      4th      1st      2nd     3rd      4th
                                    Quarter Quarter  Quarter  Quarter  Quarter  Quarter Quarter  Quarter
End Markets                         1996    1996     1996     1996     1995     1995    1995     1995
                                    ----    ----     ----     ----     ----     ----    ----     ----
Automotive Fabrics                   20%     20%      19%      25%      21%      35%     31%      27%
Floor Coverings                       7%      8%       7%       5%       4%       3%      3%       4%
Home Furnishings & Domestic:
   Fiberfill (slick)                 19%     15%      14%      16%      25%      17%     20%      22%
   Fiberfill (high loft)             17%     17%      18%      17%      13%       9%      9%       8%
   Other                             11%     12%       9%       8%      11%      10%      5%       4%
Industrial                           22%     20%      28%      23%      23%      22%     24%      30%
Construction Reinforcement            3%      5%       4%       4%       2%       3%      5%       4%
Apparel                               1%      3%       1%       2%       1%       1%      3%       1%
                                    ---     ---      ---      ---      ---      ---     ---      ---
                                    100%    100%     100%     100%     100%     100%    100%     100%

                  Plastics

                  The Company produces pellets for internal use and for sale to manufacturers of plastic products such as non-food containers, strapping, oil containers, plastic trays, laundry powder scoops, paint roller trays and for sale to other fiber producers. A significant portion of its pellet production is utilized internally as a raw material for the Company's fiber manufacturing. During the latter part of 1995, the Company exited the market for sale of pellets to customers because of unfavorable market conditions including higher cost and reduced availability of raw materials, and the resulting lower gross profit margins. The Company is in the process of evaluating this area of the business and has not reached a final decision about whether, or the extent to which, it will continue to operate in this area of the business. The revenue and net income in 1996 related to this area was not material. Operations do, however, continue on a very limited basis.

                  Trading and Contract Processing

                  The Company engages in the trading of synthetic fibers and plastics. The Company utilizes the contacts developed through marketing its products and purchasing its raw materials as an introduction to sources and customers for products it does not produce. These products are distributed through the Company's sales channels. During the latter part of 1995, the Company significantly reduced this area of the business due to lower profit margins and now is limited to the sale of waste by-products from its fiber operation. The Company is in the process of evaluating this area of the business and has not reached a final decision about whether, or the extent to which, it will continue to operate in this area of the business. The revenue and net income in 1996 related to this area was not material.

                  The Company also provides processing services on a contract basis to selected customers to maximize utilization of its production capacity. The Company receives raw materials from these customers on a consignment basis and, for a fee, converts them to finished products which meet the customer's specifications. During 1995, the Company exited these markets due to the expiration of all existing contracts. The Company is in the process of evaluating this area of the business and has not reached a final decision about whether, or the extent to which, it will continue to operate in this area of the business. Operations do, however, continue on a very limited basis. The revenue and net income in 1996 related to this area was not material.

         Carpet Division

         Through its wholly owned subsidiary, Buchanan Industries, Inc., the Company manufactures specialty carpets under the Forum Contract Carpet name for hospitality, restaurant, health care and corporate markets. Under the Condor name the Company manufactures carpets for the manufactured housing, recreational vehicle and automotive industries. The Division produces approximately 6 million square yards of carpet annually.

         Yarn Division

         Through its wholly owned subsidiary, Palmetto Spinning Corporation, the Company processes spun yarns, continuous filament twisted and heat set yarns, and space dyed yarns for use in a variety of applications such as residential, commercial and automotive carpets, craft, rug, bath rug and industrial markets. The Yarn Division produces both single and plied heat set yarns. The Company processes nylon, polyester, polypropylene, olefin acrylic and rayon fibers, both natural and predyed, in a wide variety of carpet deniers. The Division has the production capacity to produce approximately 13 million pounds of spun and filament yarns annually.

         Pigments and Additives Division

         Through its wholly owned subsidiary, Custom Colorants, Inc., the Company produces pigments and additives used in the manufacture of fiber and plastic pellets. The Company markets these products to fiber extrusion companies for various applications and also utilizes these products internally for its production of fiber and pellets.

         Marketing, Customer Dependency and Seasonality

         The Company markets its products through a direct sales force which is assigned to the areas of either textile fibers, plastics, construction reinforcement, carpet sales, pigments and additives or yarn. The sales representative in each area of sales is then assigned a geographic area of responsibility. The Company has a diverse customer base and does not experience seasonality in sales volume.

         Raw Materials

         Fibers and Recycling Division

         The Company uses plastic waste products such as post-consumer polyester beverage bottles, post-industrial fiber waste, film producer waste and off-class packaging resins as its primary raw materials to manufacture textile staple fiber and plastic pellets. In recent years, the cost of plastic waste products used by the Company has been less than the cost of using petrochemical feedstocks. The Company's raw material costs compare favorably to comparable raw material costs of producers that use virgin petrochemical feedstocks, but there can be no assurance that the cost of the Company's raw materials will remain lower than the cost of petrochemical feedstocks in the future. Beginning in the latter part of 1995 and through the first quarter of 1997, the Company has focused on post- industrial fiber waste, film producer waste and off-class packaging resins as its primary raw material sources and has reduced its reliance on post-consumer PET beverage bottles as a raw material source because industrial fiber waste, film producer waste and off-class packaging resins are currently less expensive than converted post-consumer PET beverage bottles. The Company changes the mix of raw materials used based on a number of factors which include cost, availability and end-products to be produced.

         The Company generally maintains raw material inventories of at least 35 to 52 million pounds, which is adequate for approximately three to four months of production. Beginning in the latter part of 1995 and through the first quarter of 1997, the supply of raw material returned to normal levels from the lower levels experienced during a significant portion of 1995.

         Other Divisions

         The Company's Yarn Division primarily uses polyester staple fiber and nylon fiber supplied internally from the Fibers and Recycling Division. Other fibers used are supplied by third party suppliers. The Carpet Division primarily uses yarn from the Yarn Division and from third party suppliers. The Pigments and Additives Division purchases raw material from third party suppliers also. The Company has not experienced and does not foresee a problem with availability of raw material from third party suppliers.

         Competition

         The Company faces competition both from other recyclers of waste plastics as well as major producers of synthetic fibers from petrochemical feedstocks. Four virgin domestic polyester fiber producers manufacture approximately ninety (90%) percent of the industry output. Many of the Company's competitors have greater financial resources than the Company.

         The demand for synthetic fibers and related products tends to vary with general economic conditions in the United States and the level of foreign imports. An increase in foreign imports can result in generally lower sales prices and more intense competition among major fiber producers, particularly for commodity products. For example, the Company's average sales price per pound for all of its fiber products ranged from a low of $.6301 in 1991 to a high of $.826 in 1995.

         The Company competes on the basis of price, quality, and its ability to produce custom orders of solution- dyed fibers on relatively short notice. Although the Company has increased its sales of higher value solution-dyed fibers, it also has increased its overall production capacity. As a result, the Company continues to sell a majority of its production as commodity products, such as dry or slippery fiberfill, which are subject to greater price competition.

         The yarn, carpet and pigment and additive markets have historically displayed price and volume cyclicality. The markets are subject to changes in consumer preferences and spending and retail sales patterns, which are driven by general economic conditions. Consequently, a downturn in the domestic economy could adversely affect the Company's business.

         Research and Development

         The Company does not have significant expenditures in research and development activities.

         Foreign Activities

         The Company exports to international markets, primarily Europe, South America and Canada, through its Fibers and Recycling Division and Pigments and Additives Division. See Note 11 to the Consolidated Financial Statements for additional information relating to the Company's foreign activities.

         Trademarks and Patents

         Although the Company has several trademarks and patents, none is considered by the Company to be material to the Company's business at the present time.

         Employees

         As of December 31, 1996, the Company employed approximately 991 persons, of whom approximately 188 employees were in management, sales and administration and the balance of whom were involved in the manufacturing process. None of the Company's employees are covered by a collective bargaining agreement. The Company believes it has a good relationship with its employees.

         Environmental Compliance

         Except to the extent described below, the Company believes its facilities are in compliance in all material respects with all laws and regulations pertaining to environmental protection. The nature of the Company's present operations is such that it does not expect expenditures for environmental compliance to be material.

         In December, 1993, the Company's wholly owned subsidiary, Star Fibers Corp., acquired a plant site in Edgefield, South Carolina (the "Star Facility"), under which certain groundwater contamination exists. All evidence indicates that the contamination resulted from contamination on an adjacent property. In connection with the acquisition of the Star Facility, the Company was indemnified from liability with respect to the pre-existing contamination by a party believed by the Company to be financially responsible, and believes that it will have no material liability as a result of any contamination at the Star Facility.

Item 2.  Properties

         The location and general description of the principal properties owned or leased (the majority of which are leased on a month to month basis) by the Company as of December 31, 1996 are set forth in the table below:

Location                   Principal Function                 Square Footage            Ownership
--------                   ------------------                 --------------            ---------

Edgefield, South Carolina  Corporate/Sales                        7,500                 Leased

Edgefield, South Carolina  Fiber Manufacturing, Recycling       200,000                 Owned
                               Operations and Warehousing

Edgefield, South Carolina  Warehousing                           70,400                 Leased

Trenton, South Carolina    Fiber Manufacturing, Recycling       407,350                 Owned
                              Operations and Warehousing

Sumter, South Carolina     Fiber Manufacturing, Recycling       405,000                 Owned
                              Operations and Warehousing

Sumter, South Carolina     Warehousing                          248,700                 Leased

Dalton, Georgia            Pigments and Additives                35,000                 Leased
                              Manufacturing and Warehousing

Pensacola, Florida         Pigments and Additives                 9,500                 Leased
                              Manufacturing and Warehousing

Elkhart, Indiana           Carpet Warehousing and
                              Distribution Center                32,000                 Owned

Dalton, Georgia            Carpet Manufacturing and
                              Warehousing                       187,000                 Owned

Laurens, South Carolina    Yarn Manufacturing and
                              Warehousing                       123,670                 Owned


         The Company considers the facilities suitable and adequate for its operations.
----------------------------------

Item 3.  Legal Proceedings

     In March 1995, litigation was commenced by a shareholder of the Company against the Company and James F. Martin, Chairman and Chief Executive Officer of the Company, in the United States District Court for the District of South Carolina, Greenville Division. In the litigation, the plaintiff alleges, among other things, that the Company failed to prepare its financial statements in accordance with generally accepted accounting principles and issued false and misleading business and financial information to the investing public which misstated the Company's financial condition, earnings and prospects, in violation of the Federal securities laws and common law. The plaintiff seeks to have the action certified as a class action on behalf of non-insider shareholders who purchased the common stock of the Company from April 21, 1993 through February 28, 1995. A definitive written settlement agreement has been reached with the class plaintiff under which the Company's settlement liability is fixed at $2,000,000. In exchange for a written release, the Company's insurance carrier has provided $850,000 of this amount. By order dated March 12, 1997, the United States District Court certified the class in the matter, appointed the class plaintiffs' counsel as settlement administrator and gave preliminary approval to the settlement. The settlement was funded by the Company on March 20, 1997. Final settlement of the matter remains subject to final court approval.

         At December 31, 1995, the Company accrued the estimated settlement amount, which includes legal fees less insurance proceeds, as a liability. The Company's portion of the settlement has been funded by bank debt.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters

         The Company's Common Stock is traded on The Nasdaq Stock Market (National Market) under the symbol MRCF. The following table sets forth high and low bid information for the Common Stock on The Nasdaq Stock Market for the fiscal periods indicated. Such over-the counter market quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

         No dividends have been declared nor does the Company anticipate declaring any dividends in the near future. Certain covenants under the Company's loan agreements restrict its ability to pay dividends. See Note 6 to the Company's Consolidated Financial Statements.

         As of March 26, 1997, the Company had approximately 1700 stockholders based on the number of holders of record and an estimate of the number of individual participants represented by security position listings.

                                                             1996
                                                    ----------------------
                                                    High              Low
                                                    ----------------------

First Quarter                                       5 1/4             3 1/4
Second Quarter                                      6                 4 3/4
Third Quarter                                       6 3/8             4 5/8
Fourth Quarter                                      8 1/4             5 3/4

For the Year                                        8 1/4             3 1/4




                                                             1995
                                                    ----------------------
                                                    High              Low
                                                    ----------------------

First Quarter                                       6                 4
Second Quarter                                      7 1/2             4 1/2
Third Quarter                                       9                 5 3/4
Fourth Quarter                                      6 3/8             3 1/2

For the Year                                        9                 3 1/2

Item 6.  Selected Financial Data

         The following table sets forth selected income statement, pro forma, and balance sheet data of the Company. The selected income statement and balance sheet data for each of the five years in the period ended December 31, 1996 are derived from the financial statements of the Company. The audited financial statements for the three most recent years appear elsewhere herein. The pro forma information is unaudited and reflects the effect of the income tax provisions that would have been made for each of the two years in the period ended December 31, 1993 if the Company's income had been taxable to the Company rather than directly to its shareholders during such periods or portion of periods. The data presented below should be read in conjunction with the audited financial statements, including the related notes thereto, included elsewhere in this report.


                                                                                          Year Ended December 31,
                                                                 1996           1995          1994               1993         1992
                                                                 ----           ----          ----               ----         ----
                                                                                   (In thousands, except per share data)

Statements of Income Data:

Net sales .................................................    $ 114,416     $ 116,970     $ 102,493           $ 73,971     $69,838
   Cost of sales ..........................................       91,453        95,265        89,229             63,051      59,326
                                                               ---------     ---------     ---------           --------     -------
Gross profit ..............................................       22,963        21,705        13,264             10,920      10,512
   Selling, general and administrative
      expenses ............................................       12,026        12,611         9,624              5,153       4,799
                                                               ---------     ---------     ---------           --------     -------
Operating income ..........................................       10,937         9,094         3,640              5,767       5,713
   Interest expense, net ..................................       (4,335)       (4,658)       (3,366)            (2,055)     (2,286)
   Other income ...........................................          234           244           141                121          92
                                                               ---------     ---------     ---------           --------     -------
Income before income taxes ................................        6,836         4,680           415              3,833       3,519
Provision for income taxes ................................        2,402         1,724           204              2,183        --
                                                               ---------     ---------     ---------           --------     -------
Income before extraordinary item ..........................        4,434         2,956           211              1,650       3,519
Extraordinary item:  Extinguishment of debt
   (less applicable income tax benefit of $68)  ...........            -             -          (117)                 -           -
                                                               ---------     ---------     ---------           --------     -------
Net income ................................................    $   4,434     $   2,956     $      94           $  1,650     $ 3,519
                                                               ---------     ---------     ---------           ========     =======
Income before extraordinary item
   per share ..............................................    $    0.67     $    0.44     $    0.03           $   0.28           -
                                                               =========     =========     =========           ========     =======
Net income per share ......................................    $    0.67     $    0.44     $    0.01           $   0.28           -
                                                               =========     =========     =========           ========     =======
Pro forma net income data:
Net income before income taxes and
   extraordinary item, as reported ........................    $   6,836     $   4,680     $     415           $  3,833     $ 3,519
Pro forma income tax provision (1) ........................        2,402         1,724           204              1,403       1,354
                                                               ---------     ---------     ---------           --------     -------

Pro forma income before
   extraordinary item .....................................        4,434         2,956           211              2,430       2,165
Pro forma extraordinary item, net of
   income tax benefit .....................................            -             -          (117)                 -           -
                                                               ---------     ---------     ---------           --------     -------
Pro forma net income (1) ..................................    $   4,434     $   2,956     $      94           $  2,430     $ 2,165
                                                               =========     =========     =========           ========     =======
Pro forma income before extraordinary
   item per share .........................................    $    0.67     $    0.44     $    0.03           $   0.41     $  0.43
                                                               =========     =========     =========           ========     =======

Pro forma net income per share (1)(2) .....................    $    0.67     $    0.44     $    0.01           $   0.41     $  0.43
                                                               =========     =========     =========           ========     =======
Weighted average shares outstanding (4)....................        6,660         6,657         6,590              5,985       5,000
                                                               =========     =========     =========           ========     =======


                                                                                               December 31,
                                                                                               ------------
                                                                  1996            1995           1994           1993            1992
                                                                  ----            ----           ----           ----            ----
                                                                                            (In thousands)
Balance Sheet Data:

Working capital ........................................        $ 30,479        $27,969        $10,910        $11,126        $ 7,493
Property, plant and equipment, net .....................          42,873         40,214         39,294         27,055         17,840
Total assets ...........................................         102,616         94,966         93,678         71,491         52,648
Total short-term debt(3) ...............................           6,725          4,472         24,577         24,604         20,104
Total long-term debt(3) ................................          44,429         45,168         30,315         16,624         16,995
Shareholders' equity ...................................          30,173         25,632         22,656         21,008          8,701

(1) For the 1992 period and until April 21, 1993, the Company was an S Corporation for federal and state income tax purposes and, accordingly, was not subject to corporate income taxes. The pro forma information has been computed as if the Company were subject to corporate income taxes for all periods presented, based on the tax laws in effect during the respective periods.

(2) Supplemental earnings per share for 1993, assuming the offering was consummated on January 1, 1993, would be $0.41 per share.

(3) Includes notes payable to shareholders for periods ending 1992 through 1993.

(4)  On March 2, 1993, the Company  effected a 6.01083-for-1  stock split of its
     outstanding  common  shares.  Accordingly,   the  weighted  average  shares
     outstanding have been restated to reflect the stock split.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

         Statements   included  in  Management's   Discussion  and  Analysis  of
Financial Condition and Results of Operations which are not historical in nature, are intended to be, and are hereby identified as, "forward looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. The Company cautions readers that forward looking statements, including without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission.

         Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

         Results of Operations

         Net Sales. Net sales decreased 2.2% to $114.4 million in the year ended December 31, 1996, from $117.0 million in the year ended December 31, 1995. Net sales in the Fibers Division decreased to $69.9 million in 1996 from $82.1 million in 1995. Net sales from PET fiber before intercompany eliminations decreased $3.9 million due primarily to a decrease in the average PET fiber sales price per pound to $0.766 in 1996 from $0.826 in 1995 offset by an increase in shipments to 92.9 million pounds in 1996 from 90.9 million in 1995. Net sales from shipments of nylon fiber, pellets, trading materials, PET plastics, and chemical polymer sales decreased to $1.6 million in 1996 from $8.7 million in 1995 which was directly related to a decrease in shipments for all of the areas. The decrease in shipments is a result of management's decision to temporarily exit these markets due to market conditions. Operations do, however, continue in the Fibers Division on a very limited basis.

         Net sales of the Pigment, Yarn and Carpet Divisions, after intercompany eliminations, increased to $44.5 million in 1996 from $34.9 million in 1995. The increase relates primarily to increased sales of the Carpet Division due to volume growth.

         Gross Profit. Gross profit increased 6.0% to $23.0 million in 1996 as compared to $21.7 million in 1995. As a percentage of net sales, gross profit increased to 20.1% in 1996 compared to 18.6% in 1995. The increase in the gross profit percentage to relates directly to the increases in gross profit percentage in the Fibers, Pigment, and Yarn Divisions offset by a slight decrease in the gross profit percentage in the Carpet Division.

         Selling, General and Administrative. Selling, general and administrative expenses ("SG&A") were $12.0 million, or 10.5% of net sales in 1996 compared to $12.6 million, or 10.8% of net sales in 1995. The decrease is a result of an accrual of $1.2 million in 1995 which is the amount estimated to be paid for the settlement of a lawsuit which was not present in 1996. Excluding the settlement accrual in 1995, the SG&A expenses as a percent of net sales would have been 9.8%. The increase as a percent of net sales excluding the settlement accrual in 1995 was due to the fact that the Carpet Division is a distribution company and has higher selling, general and administrative expenses as a percent of its net sales than the rest of the Company and this division's sales grew by $8.6 million in 1996 compared to 1995.

         Interest Expense. Interest expense decreased to $4.3 million in 1996 from $4.7 million in 1995, due primarily to a decrease in the weighted average interest rate during the year ended December 31, 1996, compared to the year ended December 31, 1995.

         Income Tax Provision. Income tax expense for 1996 increased to $2.4 million compared to $1.7 million for 1995. The increase is primarily due to the increase in pretax income.

         Net Income and Net Income Per Share. Net income increased to $4.4 million or $0.67 per share in 1996 compared to a net income of $3.0 million or $0.44 per share in 1995. The increase related directly to the increase in gross profit and gross profit percentage and decreases in selling, general and administrative expenses and interest expense.

         Financial Condition

         Current assets increased to $53.3 million at December 31, 1996 from $48.0 million at December 31, 1995. The increase was primarily related to an increase in accounts receivable by $2.2 million, an increase in inventories by $1.8 million and an increase in other assets by $856 thousand. The change in accounts receivable resulted directly from higher fourth quarter sales in 1996 of $27.7 million versus $23.1 million in the fourth quarter of 1995. The increase in inventories was primarily related to an increase in raw material inventories at the Carpet Division due directly to the growth in sales volume during the year which required a larger raw material inventory.

         The increase in other assets is due directly to an amount to be reimbursed via an insurance contract for the stop loss portion related to the Company's health insurance plan. The Company is self insured up to a certain amount and has an insurance policy for amounts greater than a stated amount.

         The increase in property, plant and equipment by $2.7 million resulted primarily from purchases of $6.7 million, primarily related to the new production line discussed herein, offset by depreciation expense of $3.8 million.

         Current liabilities increased by $2.8 million primarily due to an increase in the current portion of debt by $2.3 million.

         Outlook

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

         The above market conditions resulted in a weakened demand for the Company's polyester fibers. Demand remained at a lower level during 1996 and is expected to remain at this level into the first part of 1997. The weakening of the polyester market has resulted in decreasing recycled raw material costs resulting in a downward pressure on polyester fiber selling prices. The Company anticipates its polyester fiber selling prices will follow these general market trends.

         The Company installed a new production line during the latter part of the third quarter of 1996 for the manufacture of fine denier, solution-dyed fiber. The Company began test production during the third quarter and is expected to begin shipping products during the first quarter of 1997. The new line will enhance the Company's diversity of product mix in fibers for automotive and industrial fabrics, nonwovens, home furnishings and apparel. The fine denier line is expected to enable the Company to produce in excess of 20 million pounds of 2 denier fiber each year.

         Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

         Net Sales. Net sales increased 14.1% to $117.0 million in the year ended December 31, 1995, from $102.5 million in the year ended December 31, 1994. This net sales growth was primarily related to the inclusion of a full year's net sales in 1995 for the Palmetto Spinning Corporation subsidiary acquired effective June 1, 1994 ($8.4 million), and net sales of the Buchanan Industries, Inc. subsidiary acquired effective May 29, 1994 ($22.3 million).

         Net sales in the Fibers Division increased slightly to $82.1 million in 1995 from $81.6 million in 1994. Net sales from PET fiber increased $11.9 million due primarily to an increase in the average PET fiber sales price per pound to $0.826 in 1995 from $0.6941 in 1994 and a slight increase in shipments to 90.9 million pounds in 1995 from 90.8 million in 1994. Net sales from shipments of nylon fiber, pellets, trading materials, PET plastics, and chemical polymer sales decreased to $8.7 million in 1995 from $20.1 million in 1994 which was directly related to a decrease in shipments for all of the areas except pellet sales. The decrease in shipments was a result of management's decision to temporarily exit these markets due to market conditions.

         Gross Profit. Gross profit increased 63.6% to $21.7 million in 1995 as compared to $13.3 million in 1994. As a percentage of net sales, gross profit increased to 18.6% in 1995 compared to 12.9% in 1994. Special charges of $2.0 million were incurred in 1994. These charges consisted of special adjustments of $400 thousand to the carrying value of certain inventory, the recording of a $1.6 million reserve for excess quantities of low-grade raw materials, as well as the bulk sale of inventory located at the unprofitable warehouse facility in Decatur, Alabama, which management decided to close. Excluding the $2.0 million special charges in 1994, the gross profit percentage was 14.9%. The increase in the normal gross profit percentage to 18.6% from 14.9% relates directly to the increase in the average PET fiber sales price per pound discussed above which offset gross profit percentage decreases in the Pigment, Yarn, and Carpet Divisions.

         Selling, General and Administrative. Selling, general and administrative expenses were $12.6 million, or 10.8% of net sales in 1995 compared to $9.6 million or 9.4% of net sales in 1994. The increase in SG&A is a result of the acquisitions discussed above and an accrual of $1.2 million which is the amount estimated to be paid for the settlement of a lawsuit. Excluding the settlement accrual, the SG&A expenses as a percent of net sales would have been 9.8%. The increase as a percent of net sales excluding the settlement accrual was due to the fact that Buchanan Industries, which was included in the Company's results of operations for a full year for the first time in 1995, is a distribution company and has higher selling, general and administrative expenses as a percent of its net sales than the rest of the Company.

         Interest Expense. Interest expense increased to $4.7 million in 1995 from $3.4 million in 1994. This increase was due to a significant increase in the average outstanding debt balance during 1995 compared to 1994, interest rate increases coinciding with general market interest rate increases, and an interest rate increase due to amendments to bank loan agreements in the first quarter of 1995. The additional borrowings were incurred to finance the acquisitions discussed above and increases in property, plant and equipment.

         Income Tax Provision. Income tax expense for 1995 increased to $1.7 million compared to $204 thousand for 1994. The increase was primarily due to the increase in pretax income.

         Net Income and Net Income Per Share. Net income increased to $3.0 million or $0.44 per share in 1995 compared to a net income of $94 thousand or $0.01 per share in 1994. The increase related directly to the increase in gross profit and gross profit percentage which was partially offset by increases in SG&A and interest expense.

         Liquidity and Capital Resources

         The Company generated cash from operations of $5.7 million in 1996 compared to $11.1 million in 1995. The decrease in cash from operations was primarily a result of an increase in net operating assets and liabilities. The increase was primarily a result of increases in receivables, accounts payable and accrued expenses offset by a decrease in the net change of inventories. Also, the decrease in cash from operations was partially offset by increases in net income, depreciation, amortization and deferred taxes.

         Net cash used in investing activities amounted to $7.1 million in 1996 compared to $6.2 million in 1995. The Company increased its investing activities during 1996 by $900 thousand due primarily to increased capital additions in 1996 over 1995. The Company funded the 1996 capital additions under the revolving line of credit and the term loan agreement.

         Net cash provided by financing activities amounted to $1.6 million for 1996 compared to net cash used in financing activities of $5.3 million for 1995. The significant change occurred due to an increase in the revolving line of credit as a result of borrowings to fund a portion of the capital additions for 1996 which were not funded by the term loan.

         The Company's loan agreements with financial institutions contain a number of restrictive covenants. See Note 6 of Notes to Financial Statements.

         On December 16, 1996, the Company extended the existing revolving line of credit agreement with a bank to June 2, 1998. The agreement provides for borrowings not to exceed the lesser of $25 million, or an agreed-upon borrowing base.

         In March of 1997, the Company entered into a $5 million capital expenditure term loan to fund $2 million of 1996 capital expenditures, which were previously funded under the revolving line of credit agreement, and $3 million of 1997 capital expenditures.

         As previously discussed, the Company has funded the settlement of litigation with bank debt.

         The Company believes that the financial resources available to it under its revolving line of credit, the 1997 Term Loan and other internally generated funds will adequately meet its foreseeable working capital and capital expenditures requirements.

Item 8.  Financial Statements and Supplementary Data


                                               Martin Color-Fi, Inc.

                                         Consolidated Financial Statements






List of Financial Statements

Report of Independent Auditors...............................................18

Audited Consolidated Financial Statements

    Consolidated Balance Sheets..............................................19
    Consolidated Statements of Income........................................21
    Consolidated Statements of Shareholders' Equity..........................22
    Consolidated Statements of Cash Flows....................................24
    Notes to Consolidated Financial Statements...............................27

                Report of Ernst & Young LLP, Independent Auditors


The Board of Directors and Shareholders
Martin Color-Fi, Inc.


We have audited the accompanying consolidated balance sheets of Martin Color-Fi, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Martin Color-Fi, Inc. at December 31, 1996 and 1995, and the consolidated results of its operations, and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                      ERNST & YOUNG LLP


Greenville, South Carolina
February 13, 1997,
except for Note 13, as to which the date is March 24, 1997


                                               Martin Color-Fi, Inc.

                                            Consolidated Balance Sheets

                                     (In Thousands, except Share Related Data)



                                                                                      December 31,
                                                                                   1996          1995
                                                                                   ----          ----

Assets
Current assets:
  Cash ...............................................................         $    272         $    12
  Accounts receivable, less allowance of $150
    in 1996 and 1995 .................................................           12,622          10,403
Inventories (Note 4)                                                             38,678          36,922
  Prepaid expenses ...................................................              881             652
  Income tax receivable ..............................................                -              51
  Other assets .......................................................              856               -
                                                                               --------         -------


Total current assets .................................................           53,309          48,040

Property, plant and equipment, net (Note 5) ..........................           42,873          40,214

Goodwill (net of accumulated amortization of $500
  and $291 for 1996 and 1995, respectively) ..........................            5,091           4,852

Other assets .........................................................            1,343           1,860
                                                                               --------         -------


Total assets .........................................................         $102,616         $94,966
                                                                               ========         =======


                                               Martin Color-Fi, Inc.

                                      Consolidated Balance Sheets (continued)

                                     (In Thousands, except Share Related Data)



                                                                                        December 31,
                                                                                   1996             1995
                                                                                   ----             ----

Liabilities and shareholders' equity
Current liabilities:
  Accounts payable and accrued expenses ..............................          $ 16,105          $15,599
 Current portion of debt (Note 6) ....................................             6,725            4,472
                                                                                --------          -------


Total current liabilities ............................................            22,830           20,071

Deferred income taxes (Note 9) .......................................             5,184            4,061

Long-term portion of debt (Note 6) ...................................            44,429           45,168

Other non-current liabilities ........................................                 -               34

Shareholders' equity:
  Common stock, no par value:
    Authorized shares - 50,000,000 in 1996 and 1995
    Issued and outstanding shares - 6,681,479 and
      6,657,483 in 1996 and 1995, respectively .......................               832              832
  Additional paid-in capital .........................................            19,861           19,754
Retained earnings.....................................................             9,480            5,046
                                                                                --------          -------


Total shareholders' equity ...........................................            30,173           25,632
                                                                                --------          -------


Total liabilities and shareholders' equity ...........................          $102,616          $94,966
                                                                                ========          =======




See accompanying notes.

                                               Martin Color-Fi, Inc.

                                         Consolidated Statements of Income

                                     (In Thousands, except Share Related Data)


                                                                                                Year Ended December 31,
                                                                         1996                            1995                 1994
                                                                         ----                            ----                 ----


Net sales ..................................................        $   114,416                       $  116,970        $   102,193
Cost of sales ..............................................             91,453                           95,265             89,229
                                                                    -----------                       ----------        -----------


Gross profit ...............................................             22,963                           21,705             13,264
Selling, general and administrative expenses ...............             12,026                           12,611              9,624
                                                                    -----------                       ----------        -----------


Operating income ...........................................             10,937                            9,094              3,640
Interest expense ...........................................             (4,335)                          (4,658)            (3,366)
Other income ...............................................                234                              244                141
                                                                    -----------                       ----------        -----------

Income before income taxes and extraordinary
  item .....................................................              6,836                            4,680                415

Provision for income taxes (Notes 2 and 9) .................              2,402                            1,724                204
                                                                    -----------                       ----------        -----------


Income before extraordinary item ...........................              4,434                            2,956                211

Extraordinary item - extinguishment of debt
  (less applicable income tax benefit of $68) ..............                  -                                -               (117)
                                                                    -----------                       ----------        -----------


Net income .................................................        $     4,434                       $    2,956        $        94
                                                                    ===========                       ==========        ===========


Income before extraordinary item per share .................        $      0.67                       $     0.44        $      0.03
                                                                    ===========                       ==========        ===========


Net income per share .......................................        $      0.67                       $     0.44        $      0.01
                                                                    ===========                       ==========        ===========


Weighted average shares outstanding (Note 2) ...............          6,660,356                        6,657,483          6,589,903
                                                                      =========                        =========          =========

See accompanying notes.


                                                       Martin Color-Fi, Inc.

                                          Consolidated Statements of Shareholders' Equity

                                             (In Thousands, except Share Related Data)


                                                                                                                 Notes
                                                                                    Additional                Receivable
                                                                  Common Stock        Paid-In     Retained       from
                                                              Shares        Amount    Capital     Earnings   Shareholders     Total
                                                             ---------       ----     -------       ------        ----       -------


Balance at December 31, 1993 .........................       6,490,817       $832     $18,254       $1,996        ($74)      $21,008

  Net reduction in notes receivable from
    shareholders .....................................               -          -           -            -          54            54
  Common shares issued for business
    acquisition ......................................         166,666          -       1,500            -           -         1,500
  1994 net income ....................................               -          -           -           94           -            94
                                                             ---------       ----     -------       ------         ---       -------


Balance at December 31, 1994 .........................       6,657,483        832      19,754        2,090         (20)       22,656

  Net reduction in notes receivable from
    shareholders .....................................               -          -           -            -          20            20
  1995 net income ....................................               -          -           -        2,956           -         2,956
                                                             ---------       ----     -------       ------         ---       -------


Balance at December 31, 1995 .........................       6,657,483        832      19,754        5,046           0        25,632

  Exercise of stock options ..........................          23,996          -         107            -           -           107
  1996 net income ....................................               -          -           -        4,434           -         4,434
                                                             ---------       ----     -------       ------         ---       -------


Balance at December 31, 1996 .........................       6,681,479       $832     $19,861       $9,480         $ 0       $30,173
                                                             =========       ====     =======       ======         ===       =======



See accompanying notes.


                                                       Martin Color-Fi, Inc.

                                               Consolidated Statements of Cash Flows

                                                           (In Thousands)



                                                                                                Year Ended December 31,
                                                                          1996                        1995                     1994
                                                                          ----                        ----                     ----

Operating activities
Net income ....................................................         $ 4,434                     $ 2,956                  $   94
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Extraordinary item ........................................               -                           -                     185
    Depreciation and amortization .............................           4,222                       3,951                   3,097
    Inventory write-down ......................................               -                           -                   1,624
    Provision for doubtful accounts ...........................              71                          38                     423
    Deferred income taxes .....................................           1,123                         929                      53
    Loss on sale of equipment .................................              27                          85                     150
    Changes in operating assets and liabilities:
      Accounts receivable .....................................          (2,290)                      3,633                  (3,541)
      Income tax receivable ...................................              51                         913                    (964)
      Inventories .............................................          (1,756)                     (4,489)                  4,096
      Other assets ............................................            (417)                        461                    (294)
      Prepaid expenses ........................................            (229)                       (178)                   (215)
      Accounts payable and accrued expenses ...................             506                       2,830                    (358)
                                                                        -------                     -------                    ----


Net cash provided by operating activities .....................           5,742                      11,129                   4,350

Investing activities
Purchases of property, plant and equipment ....................          (6,653)                     (4,809)                 (5,748)
Acquisition of Buchanan Industries, Inc. and
  Palmetto Spinning Corporation, net of cash
  acquired ....................................................               -                           -                  (3,018)
Purchase of assets from Dye Pigments and
  Custom Colorants, Inc. and Custom Polymer
  Additives and Colors, Inc. ..................................            (575)                       (600)                      -
Deposits on purchase of equipment .............................            (139)                       (678)                   (519)
Net proceeds from sale of equipment ...........................             206                         210                     148
Other .........................................................              94                        (281)                    (50)
                                                                        -------                    --------                     ---


Net cash used in investing activities .........................          (7,067)                     (6,158)                 (9,187)


                                                       Martin Color Fi, Inc.

                                         Consolidated Statements of Cash Flows (continued)

                                                           (In Thousands)



                                                                                               Year Ended December 31,
                                                                          1996                          1995                 1994
                                                                          ----                          ----                 ----

Financing activities
Borrowings under line of credit ................................       $ 40,407                       $ 42,409             $ 55,485
Payments on line of credit .....................................        (37,734)                       (46,085)             (54,420)
Additional loan costs ..........................................            (36)                           (38)                (230)
Proceeds from issuance of long-term debt .......................          3,000                          3,000               35,503
Principal payments on long-term debt ...........................         (4,159)                        (4,576)             (29,619)
Proceeds from net shareholder debt .............................              -                             20                   54
Payments on net shareholder debt ...............................              -                              -               (1,637)
Proceeds from issuance of common stock .........................            107                              -                    -
                                                                       --------                       --------             --------


Net cash provided by (used in) financing activities ............          1,585                         (5,270)               5,136
                                                                       --------                       --------             --------


Net increase (decrease) in cash and cash equivalents ...........            260                           (299)                 299

Cash and cash equivalents at beginning of year .................             12                            311                   12
                                                                       --------                       --------             --------


Cash and cash equivalents at end of year .......................       $    272                       $     12             $    311
                                                                       ========                       ========             ========


Supplemental disclosures of cash flow
information
Cash paid during the year for interest (net of
  amounts capitalized) .........................................       $  4,347                       $  4,697             $  3,222
Income taxes paid ..............................................          1,203                            874                  721

                              Martin Color Fi, Inc.

                Consolidated Statements of Cash Flows (continued)

                                 (In Thousands)



Supplemental Schedule of Noncash Investing and Financing Activities

During 1994, the Company recorded "other assets" and liabilities related to three non-compete agreements with employees of the Company. At December 31, 1996 and 1995, other assets and liabilities included approximately $34 and $79 for the unpaid portion of these agreements, respectively.

Acquisition of Palmetto Spinning Corporation in 1994:

                                                                  (In thousands)

    Fair value of assets acquired and acquisition costs                 $ 8,991
    Liabilities assumed                                                  (4,098)
    Note issued                                                          (3,150)
                                                                        -------


    Total cash paid for net assets acquired and acquisition costs       $ 1,743
                                                                        =======



Acquisition of Buchanan Industries, Inc. in 1994:

                                                                  (In thousands)

     Fair value of assets acquired and acquisition costs                $10,686
     Liabilities assumed                                                 (6,453)
     Notes issued                                                        (1,420)
     Common stock issued (166,666 shares)                                (1,500)
                                                                        -------


     Total cash paid for net assets acquired and acquisition costs      $ 1,313
                                                                        =======

                              Martin Color Fi, Inc.

                                 (In Thousands)



Supplemental Schedule of Noncash Investing and Financing Activities (continued)

In 1996, 1995, and 1994, the Company recorded additional goodwill, other assets, and liabilities totaling approximately $575 in 1996 and $600 in 1995 and 1994 related to contingent consideration determined in those years for the acquisition of the assets of Dye Pigments and Custom Colorants, Inc. and Custom Polymer Additives and Colors, Inc. which occurred during 1993. (see Note 3).





See accompanying notes.

                              Martin Color Fi, Inc.

                   Notes to Consolidated Financial Statements
                        (In Thousands Except Share Data)

                                December 31, 1996



1. Nature of Business

Martin Color-Fi, Inc. (the "Company") is a recycler of reclaimed plastics. The Company uses these waste materials to produce polyester and other synthetic fibers and pellets for a wide range of markets throughout various geographic regions, including the automotive and furniture industries. In addition, through its wholly owned subsidiaries, the Company manufactures synthetic yarn and tufted carpet. The Company insures part of its accounts receivable, performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains an allowance for doubtful accounts at a level which management believes is sufficient to cover probable credit losses.


2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

In preparing the consolidated financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates.

Inventories

Inventories are stated at the lower of cost, determined by the specific identification method, or market using the aggregate method.

Property, Plant and Equipment

Property, plant and equipment is recorded at cost. For financial reporting purposes, depreciation is computed by the straight-line method over the estimated useful lives of the assets. For income tax purposes, depreciation is computed principally by an accelerated method using recovery periods allowed by the Internal Revenue Code.

Maintenance and repairs are expensed as incurred. Interest expense incurred for the construction of assets and direct costs of self-constructed assets are capitalized. Expenditures which significantly increase asset values or extend useful lives are capitalized. Upon retirement or other disposition, the cost of the item and the related accumulated depreciation is removed from the accounts and any gain or loss is included in income.

                              Martin Color Fi, Inc.

                        (In Thousands Except Share Data)



2. Summary of Significant Accounting Policies (continued)

Income Taxes

The Company accounts for its income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

Intangible Assets

Costs in excess of identified net assets acquired in business combinations are amortized by the straight-line method over 25 years. The carrying value of goodwill is reviewed at each balance sheet date to determine if it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of the goodwill is reduced by the estimated shortfall of cash flows.

Loan costs are amortized over the life of the related loan. Amortization of these costs, including a write-off of approximately $185 accounted for as an extraordinary item in 1994, was approximately $60, $46, and $290 for the years ended December 31, 1996, 1995, and 1994, respectively.

Revenue Recognition

Sales are generally recorded when products are shipped to customers. Provision for normal sales allowances are made at the time of sale and classified as sales reductions.

Advertising Costs

The Company expenses all advertising costs as incurred in accordance with the provisions of SOP 93-7 "Reporting on Advertising Costs". Advertising costs were $271, $281, and $135 for 1996, 1995, and 1994, respectively.

                             Martin Color Fi, Inc.

                        (In Thousands Except Share Data)



2. Summary of Significant Accounting Policies (continued)

New Accounting Standards

On January 1, 1996, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). This standard applies to all transactions in which an entity acquires goods and services by issuing equity instruments, such as stock options, to employees or others. Under SFAS No. 123, the Company has a choice in the method of accounting used for stock-based compensation. The method chosen can be either the intrinsic value based method currently used by the Company within the scope of Accounting Principles Board (APB) Opinion 25, or the fair value method introduced by SFAS No. 123 that might involve the recognition of compensation expense. The Company has elected to account for the Company's stock option plan under APB Opinion 25, and to provide the pro forma disclosure required by SFAS No. 123. Therefore, the implementation of SFAS No. 123 as of January 1, 1996 had no effect on the Company's financial condition or results of operations.

Also during 1996, the Company adopted the provisions of Financial Accounting Standards Board ("FASB") Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121"), which requires impairment losses to be recorded on long-lived assets used in operations when indicators are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The effect of adoption did not have a material impact on the Company's results of operations as the provisions of the statement were consistent with the Company's previously implemented policy.

Earnings Per Share

Earnings per common share are computed based on the weighted average number of shares outstanding during each period. The effect of common stock equivalents on earnings per share is not material.


3. Business Combinations

Palmetto Spinning Corporation

On June 13, 1994, the Company purchased all of the outstanding common stock of Palmetto Spinning Corporation ("PSC") for $4,650. PSC manufactures synthetic yarn used principally for the carpet industry.

The acquisition, which was effective as of the close of business on May 31, 1994, has been recorded using the purchase method of accounting. Accordingly, the purchase price has been allocated to assets and liabilities based on their estimated fair values as of the effective date of acquisition. The purchase price and expenses associated with the acquisition exceeded the fair value of PSC's net assets by approximately $751, which has been assigned to goodwill and is being amortized by the straight-line method over 25 years.

                              Martin Color Fi, Inc.

                        (In Thousands Except Share Data)



3. Business Combinations (continued)

Results of Palmetto Spinning Corporation since the date of acquisition have been included in the consolidated financial statements of Martin Color-Fi, Inc.

The acquisition was financed by a note to the sellers of $3,150 and bank borrowings of $1,500. The note to the sellers is subordinated to all bank debt and is convertible into Company unregistered common stock at a conversion price of $11.00 per share.

Buchanan Industries, Inc. (Georgia)

On June 1, 1994, Buchanan Industries, Inc. (South Carolina) was formed as a wholly owned subsidiary of Martin Color-Fi, Inc. On July 14, 1994, the subsidiary acquired all the assets and assumed certain liabilities of Buchanan Industries, Inc. (Georgia) ("BI") for $3,980. BI is a manufacturer of tufted textile products (carpet) and conducts business under the trade names of Condor Carpets, Forum Carpets, Graphic Concepts, and Lakeview Distributing.

The acquisition, which was effective as of the close of business on May 28, 1994, has been recorded using the purchase method of accounting. Accordingly, the purchase price has been allocated to assets and liabilities based on their estimated fair values as of the effective date of acquisition. The purchase price and expenses associated with the acquisition exceeded the fair value of BI's net assets by approximately $2,936, which has been assigned to goodwill and is being amortized by the straight-line method over 25 years.

Results of Buchanan Industries, Inc. (South Carolina) since the date of acquisition have been included in the consolidated financial statements of Martin Color-Fi, Inc.

The purchase price consisted of notes to the seller of $1,420, 166,666 shares of common stock of Martin Color- Fi Inc., valued at $1,500, and bank borrowings of $1,060.

                              Martin Color Fi, Inc.

                        (In Thousands Except Share Data)



3. Business Combinations (continued)

Pro Forma Information

The following unaudited pro forma results assume the transactions described above occurred as of the beginning of the respective year-to-date periods presented after giving effect to certain adjustments, including amortization of goodwill, increased interest expense on acquisition debt and increased depreciation on property, plant and equipment to reflect increased fair market values. These adjustments were applied to the pro forma net income data presented on the consolidated statements of operations for the year-to-date period presented.

                                                                   Year Ended
                                                                   December 31,
                                                                      1994
                                                                      ----


   Net sales                                                       $114,223
   Net income before extraordinary item                                  67
   Net (loss) income after extraordinary item                           (50)
   Net (loss) income per share                                         (.01)
   Weighted average shares outstanding (in thousands)                 6,659


The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the transactions taken place at the beginning of the periods presented or of future results of operations.


4. Inventories

Inventories consist of the following:


                                                            December 31,
                                                     1996              1995
                                                     ----              ----


    Raw materials                                 $ 25,963          $ 22,811
    Finished goods                                  12,715            14,111
                                                  --------          --------


                                                  $ 38,678          $ 36,922
                                                  ========          ========

                              Martin Color Fi, Inc.

                        (In Thousands Except Share Data)



5. Property, Plant and Equipment

Property, plant and equipment consist of the following:

                                                               December 31,
                                                            1996          1995
                                                            ----          ----


    Land and buildings                                    $13,794       $13,690
    Machinery and equipment                                38,714        37,190
    Furniture and fixtures                                  3,523         3,132
    Machinery and equipment under construction              5,359         1,092
                                                          -------       -------


                                                           61,390        55,104
    Accumulated depreciation                              (18,517)      (14,890)
                                                          -------       -------


    Net property, plant and equipment                     $42,873       $40,214
                                                          =======       =======



Depreciation expense of approximately $3,761, $3,594, and $2,858 was recorded for the years ended December 31, 1996, 1995, and 1994, respectively.

Interest of approximately $234, $55, and $198 was capitalized on qualifying assets for the years ended December 31, 1996, 1995, and 1994, respectively.

At December 31, 1996, the Company had commitments to spend approximately $521 to purchase other machinery and equipment.

                              Martin Color Fi, Inc.

                        (In Thousands Except Share Data)



6. Debt

At December 31, 1996, the Company had two loan agreements. The Company's revolving line of credit agreement with a bank provides for borrowings not to exceed the lesser of $25,000 or an agreed upon borrowing base. The borrowing base is calculated based on accounts receivable and inventory balances. The line of credit bears interest at the lower of prime or an adjusted LIBOR rate based on the Company's "leverage ratio", as defined in the revolving line of credit agreement, adjusted monthly. At December 31, 1996, the interest rate was LIBOR plus 240 basis points, or 7.84%. This agreement was amended effective December 16, 1996, which resulted in a long-term classification for this obligation. A single principal payment is due on June 2, 1998 with interest on the outstanding principal payable monthly beginning on August 12, 1995 continuing each month with final payment of all accrued but unpaid interest on June 2, 1998. At December 31, 1996, the balance outstanding was $19,943 of which $943 is current. The unused line of credit available is $2,071 under the amended formula discussed below.

The Company also has a term loan agreement, amended effective December 16, 1996, with a bank which provides for borrowings up to $36,300. The term loan bears interest at the lower of prime plus 1/8% or an adjusted LIBOR rate based on the Company's "leverage ratio", as defined in the term loan credit agreement, adjusted monthly. At December 31, 1996, the interest rate was LIBOR plus 265 basis points, or 8.09%. The terms of the loan include monthly principal payments of approximately $300 plus interest with the principal payments being adjusted upward based on additional drawings for capital expenditures. The loan also requires a principal payment each year equal to 25% of the previous years' net income if the debt to tangible net worth is greater than 1.75 to 1. The loan matures on June 2, 1999.

On February 18, 1997, the debt agreements discussed above were amended effective December 16, 1996. The amendments provided for changes in the borrowing base formula until April 30, 1997.

The weighted average interest rate for short-term borrowings at December 31, 1996 was 8.4%, which was the rate on the Company's line of credit as it was the only short-term borrowing outstanding during 1996.

The agreements with the bank contain several restrictive covenants requiring, among other matters, a minimum debt service ratio, a maximum ratio of indebtedness to net worth, and restrictions on the payment of dividends.
The loans are collateralized by all Company assets.

At December 31, 1996, under the revolving line of credit agreement, the Company has available letters of credit in the aggregate principal amount up to $750.




                                                       Martin Color Fi, Inc.

                                       Notes to Consolidated Financial Statements (continued)
                                                  (In Thousands Except Share Data)



6. Debt (continued)

The following is a summary of debt:


                                                                                                                   December 31,
                                                                                                               1996           1995
                                                                                                               ----           ----


Term loan with a bank ..............................................................................         $27,868         $28,991

Revolving line of credit with a bank ...............................................................          19,943          17,270

Subordinated  convertible note payable to the former owners of Palmetto Spinning
  Corporation.  The note  provides  for  quarterly  interest  payments at 5% and annual principal payments of $1,050 beginning on June 13, 1997, with the
  note maturing on June 13, 1999 (see Note 3) ......................................................           3,150           3,150

Note payable to former shareholder in monthly installments of $3, which includes principal plus interest at 8%, due
  June 2003 ........................................................................................             193             229
                                                                                                             -------        --------


                                                                                                              51,154          49,640

Less current portion ...............................................................................           6,725           4,472
                                                                                                             -------        --------


                                                                                                             $44,429         $45,168
                                                                                                             =======         =======

                              Martin Color Fi, Inc.

                        (In Thousands Except Share Data)



6. Debt (continued)

Maturities of debt after December 31, 1996 are as follows:


         1997                              $ 6,725
         1998                               23,676
         1999                               20,637
         2000                                   30
         2001                                   32
         Thereafter                             54
                                           -------


                                           $51,154
                                           =======



7. Profit Sharing Plan

The Company's defined contribution profit-sharing plan covers all eligible employees of the Company. The plan provides for voluntary contributions at the election of the employee. The Company's contribution is one-half or seventy-five percent of the employees' contribution up to a maximum matching contribution of two and one-half percent of the employee's salary. The Company's matching contribution percentage is determined based on the investment vehicle selected by the employee. Additionally, the Company's Board of Directors can authorize a discretionary contribution to the plan. This discretionary amount was $25, $75, and $50 for the years ended December 31, 1996, 1995, and 1994, respectively. For the years ended December 31, 1996, 1995, and 1994, the Company made total contributions to the plan of $295, $350, and $233, respectively.

In addition, PSC, which was acquired on June 13, 1994 (see Note 3), had an employee savings plan which permitted employees to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. The Corporation contributed a 30% match on deferrals up to a maximum of 6% of compensation and could, at its discretion, make additional contributions to the plan. In connection with the required match, the Corporation's contribution to the plan since the acquisition became effective was approximately $22. No discretionary contribution was made. Effective January 1, 1995, this plan was consolidated with the defined contribution profit-sharing plan discussed above.

                              Martin Color Fi, Inc.

                        (In Thousands Except Share Data)



8. Leases

On February 1, 1995, the Company entered into a lease agreement for a new Corporate Office facility from an entity controlled by the Chairman and Chief Executive Officer of the Company. The term of the lease is for 12 years and requires monthly payments of approximately $4. Rent expense in 1996 and 1995 for the Corporate Office was $50 and $46, respectively.

The majority of the Company's remaining leases for its facilities and equipment are with unrelated parties under monthly operating leases. Total rent expense for all operating leases was $1,508, $1,558, and $1,394 for the years ended December 31, 1996, 1995, and 1994, respectively.

Future minimum rental payments under noncancelable operating leases as of December 31, 1996 are as follows:


         1997                                     $  935
         1998                                        527
         1999                                        144
         2000                                        122
         2001                                         85
         Thereafter                                  299
                                                  ------

                                                  $2,112
                                                  ======

                              Martin Color Fi, Inc.

                        (In Thousands Except Share Data)



9. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:



                                                                December 31,
                                                               1996        1995
                                                               ----        ----

Deferred tax liabilities:
  Tax over book depreciation ...........................      $6,984      $6,357
  Other ................................................         531         434
                                                              ------      ------


Total deferred tax liabilities .........................       7,515       6,791


Deferred tax assets:
  Tax inventory value over book ........................         218         187
  Allowance for doubtful accounts and accruals .........         532         579
  Alternative minimum tax credits ......................         941       1,087
  Net operating loss carryforwards .....................         640         877
                                                              ------      ------


Total deferred tax assets ..............................      $2,331      $2,730
                                                              ------      ------


Net deferred tax liabilities over tax assets ...........      $5,184      $4,061
                                                              ======      ======



At December 31, 1996, the Company has federal net operating loss carryforwards of $1,487 and state net operating loss carryforwards of $2,693 which expire from 2001 to 2010.

                              Martin Color Fi, Inc.

                        (In Thousands Except Share Data)



9. Income Taxes (continued)

The Company's effective income tax rate differs from the U.S. statutory rate as follows:


                                                                                    Year Ended December 31,
                                                                   1996                      1995                    1994
                                                                   ----                      ----                    ----

                                                          Amount          Percent        Amount   Percent       Amount    Percent
                                                          ------          -------        ------   -------       ------    -------

Tax expense at U.S.
  statutory rate .................................         $2,324             34         $1,591       34         $141         34
State income taxes,
  net of Federal benefit .........................             78              1             91        2           10          2
Other ............................................              -              -             42        1           53         13
                                                           ------             --         ------       --         ----         --


                                                           $2,402             35         $1,724       37         $204         49
                                                           ======             ==         ======       ==         ====         ==


The following information reflects the components of the provision for income taxes in 1996, 1995, and 1994:

                                               Year Ended December 31,


                                     1996             1995            1994
                                     ----             ----            ----

     Income tax provision:
       Current:
         Federal                    $1,201           $ 753             $ 151
         State                          78              42                 -
       Deferred                      1,123             929                53
                                    ------          ------             -----


                                    $2,402          $1,724             $ 204
                                    ======          ======             =====

                              Martin Color Fi, Inc.

                        (In Thousands Except Share Data)



10. Shareholders' Equity

Stock Options

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

In 1993, the Company adopted two stock option plans for the purpose of providing incentives for retaining qualified and competent employees or for rewarding employees for past performance.

The 1993 Incentive Stock Option and Stock Appreciation Rights Plan (the "Qualified Plan"), permits the grant of options to purchase an aggregate of up to 300,000 shares of common stock of the Company. The Qualified Plan also provides for the granting of up to 300,000 stock appreciation rights ("SARs") in tandem with stock options. Under the Qualified Plan, incentive stock options (Incentive Stock Options qualify for special tax treatment under Section 422 of the Internal Revenue Code of 1986, as amended), non-qualified options or SARs may be issued at the discretion of the Stock Option Committee of the Board of Directors. The Company also adopted the 1993 Non-Qualified Stock Option Plan (the "Non-Qualified Plan"), which permits the grant of stock options to purchase an aggregate of up to 16,000 shares of common stock of the Company (Stock options issued under the Non-Qualified Plan do not qualify for favorable tax treatment under Section 422 of the Internal Revenue Code of 1986).

Participants under these plans include employees, executive officers, key employees and former employees of the Company. The per share exercise price of each stock option issued under the Qualified Plan is not less than the fair market value of the stock on the date of the grant, or in case of a shareholder owning more than 10% of the outstanding stock of the Company, the price is not less than 110% of such fair market value on the date of grant. The exercise price of each stock option issued under the Non-Qualified Plan is not required to be at the fair market value of the stock on the date of grant.

The 1994 Incentive Stock Option and Stock Appreciation Rights Plan was adopted in 1994 and permits the grant of options to purchase an aggregate of up to 300,000 shares of common stock of the Company. All material features of this plan are identical to the 1993 plan discussed above. No stock appreciation rights have been granted under either plan as of December 31, 1996. The following table summarizes stock option transactions during 1996 and 1995.




                                                       Martin Color Fi, Inc.

                                       Notes to Consolidated Financial Statements (continued)
                                                  (In Thousands Except Share Data)



10. Shareholders' Equity (continued)

                                               As of December 31, 1996         As of December 31, 1995
                                                            Option Price                Option Price
                                               Shares           Range          Shares      Range
                                               ------           -----          ------      -----
Options outstanding at beginning
  of period                                   244,500      $4.63 - $13.00     235,000      $8.25 - $13.00
Granted                                       163,500           $4.25          84,000           $4.63
Canceled                                      (88,503)     $4.25 - $13.00     (74,500)     $9.00 - $13.00
Exercised                                     (23,996)     $4.25 - $4.65           -              -


Options outstanding at end                    295,501      $4.25 - $13.00     244,500      $4.63 - $13.00
  of period


Options exercisable at end                    184,789      $4.25 - $13.00     159,640      $4.63 - $13.00
  of period


Options available for grant
  at end of period                            296,503                         371,500


Weighted average fair value of
options granted during the year               $2.72                              $2.97



Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995, respectively; risk-free interest rates of 5.75% for both years; no dividend yield; volatility factors of the expected market price of the Company's common stock of 0.43 for both years; and a weighted-average expected life of the option of 7 years.

                              Martin Color Fi, Inc.

                        (In Thousands Except Share Data)



10. Shareholders' Equity (continued)

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                                   1996              1995
                                                   ----              ----


         Pro forma net income                    $4,280             $2,910
         Pro forma earnings per share            $ 0.64             $ 0.44

The weighted-average remaining contractual life of those options is 6.1 years.

Shareholders' Agreement

The Company entered into a shareholders' agreement upon the effective date of its initial public offering. All shares of the Corporation's stock owned by the shareholders prior to and upon the effective date of the offering are considered restricted shares. The transfer, pledge or sale of the shares is subject to the terms of the agreement. The Company has the right of first refusal to purchase the shares. If the Company does not exercise the option to purchase the offered shares then the shareholder who desires to sell can sell the shares as permitted by law.

                              Martin Color Fi, Inc.

                        (In Thousands Except Share Data)



11.  Geographic Sales Information

The Company's net sales by major geographic areas in 1996 and 1995 are as follows:


                                            1996               1995
                                            ----               ----


         Domestic                         $105,876          $103,484
         Foreign                             8,540            13,486
                                          --------          --------


                                          $114,416          $116,970
                                          ========          ========



Net sales to customers outside of the United States in 1994 were not significant.


12.  Fair Values of Financial Instruments

The fair values of the Company's financial instruments at December 31, 1996 approximate the carrying values, except for the subordinated convertible note payable due to former owners of Palmetto Spinning Corporation at a fixed rate of interest of 5% (see Note 6). The fair value of this obligation is estimated to be $3,011 based on a discounted cash flow analysis using the Company's current borrowing rates for other borrowing arrangements tied to the market. The effect on the market value of this obligation of the convertible feature of this obligation was not practicable to determine.

                              Martin Color Fi, Inc.

                        (In Thousands Except Share Data)


13. Contingent Liability

On March 16, 1995, the Company was served with a lawsuit by a shareholder alleging violations of Federal securities laws and related state laws and seeking an unspecified amount of damages. The shareholder requested to have the case certified as a class action on behalf of other non-insider shareholders.

A definitive written settlement agreement has been reached with the class plaintiff under which the Company's settlement liability is fixed at $2,000,000. In exchange for a written release, the Company's insurance carrier has provided $850,000 of this amount. By order dated March 12, 1997, the United States
District Court certified the class in the matter, appointed the class plaintiffs' counsel as settlement administrator and gave preliminary approval to the settlement. The settlement was funded by the Company on March 20, 1997. Final settlement of the matter remains subject to final court approval.

At December 31, 1995, the Company accrued the estimated settlement amount, which includes legal fees less insurance proceeds, as a liability. The Company's portion of the settlement has been funded by bank debt.

                                   Schedule II

                              MARTIN COLOR-FI, INC.

                        Valuation and Qualifying Accounts
                                 (in thousands)



                                                Balance                      Additions
                                                   at            Charged to        Charged to                         Balance
                                                Beginning        Costs and         Other                              at End
Classification                                  of Period        Expenses          Accounts         Deductions       of Period
--------------                                  ---------        --------          --------         ----------       ---------


Year ended December 31, 1996
Allowance for doubtful
   accounts ............................           $150           $ 71                 -           ($ 71)(1)           $ 150
                                                   ====           ====           =======           =====               =====

Year ended December 31, 1995
Allowance for doubtful
   accounts ............................           $200           $ 55                 -           ($ 105)(1)          $ 150
                                                   ====           ====           =======           ======              =====

Year ended December 31, 1994
Allowance for doubtful
   accounts ............................           $ 86           $423                 -           ($ 309)(1)          $ 200
                                                   ====           ====           =======           ======              =====


----------------------------

(1)      Uncollectible accounts written off, net of recoveries.

             Summary of Quarterly Results of Operations (Unaudited)



The following is a summary of the quarterly results of operations for the years ended December 31, 1996 and 1995.



                                                                                         Quarter Ended
                                                          ------------------------------------------------------------
                                                          March 31          June 30      September 29      December 31        TOTAL
                                                          --------          -------      ------------      -----------        -----

                                                              (In thousands, except per share data)

1996

Net sales .......................................         $ 25,623          $29,582         $31,521         $27,690         $114,416
Gross profit ....................................            3,703            5,367           7,589           6,304           22,963
Operating profit ................................              941            2,536           4,193           3,267           10,937
Net income (loss) ...............................              (75)             932           2,005           1,572            4,434

Net income (loss) per share .....................            (0.01)            0.14            0.30            0.24             0.67




                                                                                         Quarter Ended
                                                         ----------------------------------------------------------
                                                         April 2          July 2        October 1       December 31          TOTAL
                                                         -------          ------        ---------       -----------          -----

                                                               (In thousands, except per share data)

1995

Net sales ......................................         $34,746         $31,855         $27,230         $ 23,139          $116,970
Gross profit ...................................           6,108           6,653           4,947            3,997            21,705
Operating profit (loss) ........................           2,970           3,938           2,211              (25)            9,094
Net income (loss) ..............................           1,041           1,791             742             (618)            2,956

Net income (loss) per share ....................            0.16            0.27            0.11            (0.09)             0.44*


* The sum of quarterly net income (loss) per share-information is different from annual net income per share-information due to rounding.

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

         None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         The information contained under the captions "Election of Directors" and "Executive Officers and other Key Employees" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 1997 and the information regarding compliance within Section 16(a) of the Security Exchange Act of 1934 under "Section 16(a) Beneficial Ownership Reporting Compliance" in the 1997 Proxy Statement are hereby incorporated by reference herein.

Item 11.  Executive Compensation

         The information contained under the captions "Executive Compensation and Other Information" and "Stock Option Plan" (page 8 through 12) in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 1997 is hereby incorporated by reference herein.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 1997 is hereby incorporated by reference herein.

Item 13.  Certain Relationships and Related Transactions

         The information contained under the caption "Compensation and Stock Option Committee Interlocks and Insider Participation" and "Certain Relationships and Transactions" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 1997 is hereby incorporated by reference herein.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  1.   Financial Statements

          Consolidated statements of income for the years ended December 31, 1996, 1995 and 1994

          Consolidated balance sheets at December 31, 1996 and 1995

          Consolidated statements of shareholders equity for the years ended December 31, 1996, 1995 and 1994

          Consolidated statements of cash flows for the years ended December 31, 1996, 1995 and 1994

          Notes to consolidated financial statements

          Consolidated schedules for the years ended December 31, 1996, 1995 and 1994:

               II - Valuation and qualifying accounts

       2.     Financial Statement Schedule

              The financial statement schedule listed above to financial statements is filed as part of this annual report. Supplemental schedules other than the one listed above are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or in the notes thereto.

       3.     Exhibits

       2.1 Agreement for Purchase and Sale of Assets from Buchanan Industries, Inc. dated July 14, 1994, effective as of May 28, 1994 (incorporated by reference to Exhibit 2.1 to the Company's Report on Form 10-Q for the period ended July 3, 1994 (the "1994 second quarter 10-Q")).

       2.2 Stock Purchase Agreement between the Company and Palmetto Spinning Corporation, et al. dated June 13, 1994, effective as of May 31, 1994 (incorporated by reference to Exhibit 2.2 to the 1994 second quarter 10-Q).

       3.1 Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company's S-1 Registration

              Statement filed March 4, 1993, as amended, Registration No. 33-59124 ("the S-1 Registration Statement"))

       3.2 First Amendment to Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.2 of the S-1 Registration Statement).

       3.3 Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.3 of the S-1 Registration Statement).

       3.4 First Amendment to Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 4.5 to the 1994 second quarter 10-Q).

       10.1 Loan and Security Agreement dated July 14, 1994 between the Company and NationsBank of South Carolina, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the period ended October 2, 1994 (the "1994 third quarter 10-Q")).

       10.2 Revolving Loan and Promissory Note dated July 14, 1994 between the Company and NationsBank of South Carolina, N.A. (incorporated by reference to Exhibit 10.2 of the 1994 third quarter 10-Q).

       10.3 Term Loan and Promissory Note dated July 14, 1994 between the Company and NationsBank of South Carolina, N.A. (incorporated by reference to Exhibit 10.3 of the 1994 third quarter 10-Q).

       10.4 First Amendment to Loan Documents and Agreement dated as of February 15, 1995 between the Company and its subsidiaries and NationsBank, National Association (Carolinas), as successor to NationsBank of South Carolina, N.A. (incorporated by reference to
              Exhibit 10.4 of the 1994 third quarter 10-Q).

       10.11 Lease for corporate offices (now the sales offices), Edgefield, South Carolina, dated November 20, 1992 between the Company and James F. Martin (incorporated by reference to Exhibit Number 10.13 of the S-1 Registration Statement).

       10.14 Amended lease for corporate offices (now the sales offices), Edgefield, South Carolina dated March 1, 1994 between the Company and James F. Martin (incorporated by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (the "1993 10-K")).

       10.15 1993 Incentive Stock Option and Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.1 of the S-1 Registration Statement).

       10.16 Noncompetition Agreements between Registrant and U. Benjamin Tanner, Samuel C. Stevens, Jr., Russell T. Lyon, Heyward C. Addy, Henry M. Poston and James F. Martin (incorporated by reference to
              Exhibit 10.21 of the S-1 Registration Statement).

       10.17 Form of Shareholder Tax Indemnity Agreement (incorporated by reference Exhibit Number 10.22 of the S-1 Registration Statement).

       10.18 1993 Non-Qualified Stock Option Plan of the Company (incorporated by reference to Exhibit "A" of the S-8 Registration Statement filed November 12, 1993).

       10.19 Amended Corporate Buy-Sell Agreement dated January 31, 1994 (incorporated by reference to Exhibit 10.16 of the Company's 1993 10-K).

       10.20  Employee   401(k)  Profit  Sharing  Plan  dated  January  1,  1994
              (incorporated by reference to Exhibit 10.17 of the 1993 10-K).

       10.21 Employment Agreement dated July 14, 1994, between G. Robert Buchanan and Buchanan Industries, Inc. (South Carolina) (incorporated by reference to Exhibit 10.20 to the 1994 second quarter 10-Q).

       10.22 Employment Agreement dated July 13, 1994 between W. Fred Davis, Jr. and Martin Color-Fi, Inc. (incorporated by reference to
              Exhibit 10.19 to the 1994 second quarter 10-Q).

       10.24 Lease for corporate office, Edgefield, South Carolina, dated February 1, 1995, between the Company and Edgefield Properties, Inc. (incorporated by reference to Exhibit 10.24 to the Company's Report on Form 10-Q for the period ended April 2, 1995).

       10.26 Amended and Restated Loan and Security Agreement dated August 9, 1995 between the Company and NationsBank of South Carolina, N.A. (incorporated by reference to Exhibit 10.26 to the Company's Report on Form 10-Q for the period ended July 2, 1995 (the "1995 second quarter 10-Q")).

       10.27 Amended and Restated Revolving Credit Promissory Note dated August 9, 1995 between the Company and NationsBank of South Carolina, N.A. (incorporated by reference to Exhibit 10.27 to the 1995 second quarter 10-Q).

       10.28 Amended and Restated Term Loan Promissory Note dated August 9, 1995, between the Company and NationsBank of South Carolina, N.A. (incorporated by reference to Exhibit 10.28 to the 1995 second quarter 10-Q).

       10.29 1994 Incentive Stock Option and Stock Appreciation Rights Plan (incorporated by reference to the Proxy Statement filed in connection with the Company's 1994 Annual Meeting of Shareholders).

       10.30 Amendment to Employment Agreement dated July 14, 1994, between G. Robert Buchanan and Buchanan Industries, Inc. (South Carolina), dated December 14, 1995 (incorporated by reference to Exhibit
              10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 10-K").

       10.31 Letter Agreement, dated October 25, 1996, Modifying Amended and Restated Loan and Security Agreement, dated August 9, 1995, with NationsBank, N.A. (incorporated by reference to Exhibit 10 to the Company's Report on Form 10-Q for the period ended September 29,
              1996).

       10.32 Second Amended and Restated Loan and Security Agreement dated December 16, 1996 between the Company and NationsBank, N.A.

       10.33 Second Amended and Restated Revolving Credit Promissory Note dated December 16, 1996 between the Company and NationsBank, N.A.

       10.34 Second Amended and Restated Term Loan Promissory Note dated December 16, 1996 between the Company and NationsBank, N.A.

       10.35 Letter Agreement, dated February 18, 1997, Modifying Second Amended and Restated Loan and Security Agreement, dated December 16, 1996, with NationsBank, N.A.

       10.36 Third Amended and Restated Loan and Security Agreement, dated March 27, 1997 between the Company and NationsBank, N.A.

       10.37 1997 Term Loan Promissory Note, dated March 27, 1997 between the Company and NationsBank, N.A.

       21.1   Subsidiaries of Registrant  (incorporated  by reference to Exhibit
              21.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

       23.1   Consent of Ernst & Young LLP

       27     Financial Data Schedule

       (b)    Reports on Form 8-K

              None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 24, 1997.

                                     MARTIN COLOR-FI, INC.

                                     \s\ James F. Martin
                             By:     _________________________________________
                                     JAMES F. MARTIN, Chief Executive Officer

                                     \s\ Bret J. Harris
                             By:     _________________________________________
                                     BRET J. HARRIS, Chief Financial Officer *


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 24, 1997.


Signatures                                          Title


s/James F. Martin                                   Chairman of the Board &
James F. Martin                                      Chief Executive Officer

s/Henry M. Poston                                   President, Chief Operating
Henry M. Poston                                     Officer & Director

s/Gregory W. Anderson                               Corporate Counsel & Director
Gregory W. Anderson

s/Russell T. Lyon                                   Director
Russell T. Lyon

s/W. Fred Davis, Jr.                                Director
W. Fred Davis, Jr.

s/James C. Hite                                     Director
James C. Hite

s/Jack J. Jackson                                   Director
Jack J. Jackson

s/George L. Rainsford                               Director
George L. Rainsford

s/Bettis C. Rainsford                               Director
Bettis C. Rainsford


* Principal Financial and Accounting Officer

                                  EXHIBIT INDEX




Exhibit Number    Description


       2.1 Agreement for Purchase and Sale of Assets from Buchanan Industries, Inc. dated July 14, 1994, effective as of May 28, 1994 (incorporated by reference to Exhibit 2.1 to the Company's original report on Form 10-Q for the period ended July 3, 1994 (the "1994 second quarter 10-Q")). *

       2.2 Stock Purchase Agreement between the Company and Palmetto Spinning Corporation, et al. dated June 13, 1994, effective as of May 31, 1994 (incorporated by reference to Exhibit 2.2 to the 1994 second quarter 10-Q). *

       3.1 Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company's S-1 Registration
              Statement filed March 4, 1993, as amended, Registration No. 33-59124 ("the S-1 Registration Statement")) *

       3.2 First Amendment to Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.2 of the S-1 Registration Statement). *

       3.3 Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.3 of the S-1 Registration Statement). *

       3.4 First Amendment to Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 4.5 to the 1994 second quarter 10-Q). *

       10.1 Loan and security Agreement dated July 14, 1994 between the Company and NationsBank of South Carolina, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the period ended October 2, 1994 (the "1994 third quarter 10-Q")).
              *

       10.2 Revolving Loan and Promissory Note dated July 14, 1994 between the Company and NationsBank of South Carolina, N.A. (incorporated by reference to Exhibit 10.2 of the 1994 third quarter 10-Q). *

       10.3 Term Loan and Promissory Note dated July 14, 1994 between the Company and NationsBank of South Carolina, N.A. (incorporated by reference to Exhibit 10.3 of the 1994 third quarter 10-Q). *

       10.4 First Amendment to Loan Documents and Agreement dated as of February 15, 1995 between the Company and its subsidiaries and NationsBank, National Association (Carolinas), as successor to NationsBank of South Carolina, N.A. (incorporated by reference to Exhibit 10.4 of the 1994 third quarter 10-Q). *

       10.11 Lease for corporate offices (now the sales offices), Edgefield, South Carolina, dated November 20, 1992 between the Company and James F. Martin (incorporated by reference to Exhibit Number 10.13 of the S-1 Registration Statement). *

       10.14 Amended lease for corporate offices (now the sales offices), Edgefield, South Carolina dated March 1, 1994 between the Company and James F. Martin (incorporated by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (the "1993 10-K")). *

       10.15 1993 Incentive Stock Option and Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.1 of the S-1 Registration Statement). *

       10.16 Noncompetition Agreements between Registrant and U. Benjamin Tanner, Samuel C. Stevens, Jr., Russell T. Lyon, Heyward C. Addy, Henry M. Poston and James F. Martin (incorporated by reference to
              Exhibit 10.21 of the S-1 Registration Statement). *

       10.17 Form of Shareholder Tax Indemnity Agreement (incorporated by reference Exhibit Number 10.22 of the S-1 Registration Statement).
              *

       10.18 1993 Non-Qualified Stock Option Plan of the Company (incorporated by reference to Exhibit "A" of the S-8 Registration Statement filed November 12, 1993). *

       10.19 Amended Corporate Buy-Sell Agreement dated January 31, 1994 (incorporated by reference to Exhibit 10.16 of the Company's 1993 10-K). *

       10.20  Employee   401(k)  Profit  Sharing  Plan  dated  January  1,  1994
              (incorporated by reference to Exhibit 10.17 of the 1993 10-K). *

       10.21 Employment Agreement dated July 14, 1994, between G. Robert Buchanan and Buchanan Industries, Inc. (South Carolina) (incorporated by reference to Exhibit 10.20 to the 1994 second quarter 10-Q). *

       10.22 Employment Agreement dated July 13, 1994 between W. Fred Davis, Jr. and Martin Color-Fi, Inc. (incorporated by reference to
              Exhibit 10.19 to the 1994 second quarter 10-Q). *

       10.24 Lease for corporate office, Edgefield, South Carolina, dated February 1, 1995, between the Company and Edgefield Properties, Inc. (incorporated by reference to Exhibit 10.24 to the Company's Report on Form 10-Q for the period ended April 2, 1995). *

       10.26 Amended and Restated Loan and Security Agreement dated August 9, 1995 between the Company and NationsBank of South Carolina, N.A. (incorporated by reference to Exhibit 10.26 to the Company's Report on Form 10-Q for the period ended July 2, 1995 (the "1995 second quarter 10-Q")). *

       10.27 Amended and Restated Revolving Credit Promissory Note dated August 9, 1995 between the Company and NationsBank of South Carolina, N.A. (incorporated by reference to Exhibit 10.27 to the 1995 second quarter 10-Q). *

       10.28 Amended and Restated Term Loan Promissory Note dated August 9, 1995, between the Company and NationsBank of South Carolina, N.A. (incorporated by reference to Exhibit 10.28 to the 1995 second quarter 10-Q). *

       10.29 1994 Incentive Stock Option and Stock Appreciation Rights Plan (incorporated by reference to the Proxy Statement filed in connection with the Company's 1994 Annual Meeting of Shareholders.) *

       10.30 Amendment to Employment Agreement dated July 14, 1994, between G. Robert Buchanan and Buchanan Industries, Inc. (South Carolina), dated December 14, 1995 (incorporated by reference to Exhibit
              10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 10-K"). *

       10.31 Letter Agreement, dated October 25, 1996, Modifying Amended and Restated Loan and Security Agreement, dated August 9, 1995, with NationsBank, N.A. (incorporated by reference to Exhibit 10 to the Company's Report on Form 10-Q for the period ended September 29,
              1996). *

       10.32 Second Amended and Restated Loan and Security Agreement dated December 16, 1996 between the Company and NationsBank, N.A. Attached

       10.33 Second Amended and Restated Revolving Credit Promissory Note dated December 16, 1996 between the Company and NationsBank, N.A. Attached

       10.34 Second Amended and Restated Term Loan Promissory Note dated December 16, 1996 between the Company and NationsBank, N.A. Attached

       10.35 Letter Agreement, dated February 18, 1997, Modifying Second Amended and Restated Loan and Security Agreement, dated December 16, 1996, with NationsBank, N.A. Attached

       10.36 Third Amended and Restated Loan and Security Agreement, dated March 27, 1997 between the Company and NationsBank, N.A. Attached

       10.37 1997 Term Loan Promissory Note, dated March 27, 1997 between the Company and NationsBank, N.A. Attached

       21.1   Subsidiaries of Registrant  (incorporated  by reference to Exhibit
              21.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994). *

       23.1   Consent of Ernest & Young LLP. Attached

       27     Financial Data Schedule. Attached

       (b)    Reports on Form 8-K

              None.


      * Incorporated by reference