Form 10-Q
period 1997-03-30
MARTIN COLOR-FI INC
filed 1997-05-12
CIK 898311

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549



(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 1997

OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from _____________________ to _______________________

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

                           Yes  [X]   No  [ ]

         As of May 9, 1997, there were 6,700,960 shares of the registrant's common stock issued and outstanding.

                              MARTIN COLOR-FI, INC.
                                      INDEX


                                                                        Page No.
Part I - Financial Information

   Item 1 - Financial Statements

         Condensed Consolidated Statements of Operations (unaudited) -
           Three months ended March 31, 1996 and March 30, 1997................2

         Condensed Consolidated Balance Sheets -
           December 31, 1996 and March 30, 1997 (unaudited)....................3

         Condensed Consolidated Statements of Cash Flows (unaudited) -
           For the three months ended March 31, 1996 and March 30, 1997........4

         Notes to Condensed Consolidated Financial Statements (unaudited) -
           March 30, 1997....................................................5-6

   Item 2 - Management's Discussion and Analysis of Financial Condition
            and Results of Operations........................................7-8

Part II - Other Information

   Item 1 - Legal Proceedings..................................................9

Signatures....................................................................10

   Exhibit Index..............................................................11

                              MARTIN COLOR-FI, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)



                                                          Three Months Ended
                                                        March 31,      March 30,
                                                          1996          1997
                                                          ----          ----


Net sales                                                $ 25,623      $ 27,176
Cost of sales                                              21,920        21,375
                                                         --------      --------


Gross profit                                                3,703         5,801
Selling, general and administrative expenses                2,762         3,269
                                                         --------      --------


Operating income                                              941         2,532
Interest expense                                           (1,104)         (909)
Other income                                                   60           145
                                                         --------      --------


Income (loss) before income taxes                            (103)        1,768
Provision for income taxes                                    (28)          568
                                                         --------      --------


Net income (loss)                                        $    (75)     $  1,200
                                                         ========      ========


Net income (loss) per share                              $  (0.01)     $   0.18
                                                         ========      ========


Weighted average shares outstanding                         6,657         6,686
                                                         ========      ========




            See notes to condensed consolidated financial statements.

                              MARTIN COLOR-FI, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      December 31, 1996 and March 30, 1997
                      (In thousands, except per share data)


                                                         December 31,  March 30,
                                                            1996         1997
                                                            ----         ----
                                                                     (unaudited)
Assets
Current assets:
  Cash                                                     $    272     $    214
  Accounts receivable, net of allowance of $150
    and $150, respectively, for doubtful accounts            12,622       15,389
  Inventories                                                38,678       42,620
  Prepaid expenses                                              881        1,310
  Other assets                                                  856        1,000
                                                           --------     --------


  Total current assets                                       53,309       60,533

  Property, plant, and equipment, net                        42,873       42,549
  Goodwill                                                    5,091        5,621
  Other assets                                                1,343        1,468
                                                           --------     --------


  Total assets                                             $102,616     $110,171
                                                           ========     ========

Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable and accrued expenses                    $ 16,105     $ 18,104
  Current portion of long-term debt                           6,725        9,036
                                                           --------     --------


  Total current liabilities                                  22,830       27,140

Deferred income taxes                                         5,184        5,606
Long-term debt                                               44,429       45,971

Shareholders' equity:
Common stock, no par value:
  Authorized shares - 50,000,000 in 1997 and 1996
  Issued and outstanding shares - 6,700,129 and
    6,681,479 in 1997 and 1996, respectively                    832          832
Additional paid-in capital                                   19,861       19,942
Retained earnings                                             9,480       10,680
                                                           --------     --------


Total shareholders' equity                                   30,173       31,454
                                                           --------     --------


Total liabilities and shareholders' equity                 $102,616     $110,171
                                                           ========     ========



            See notes to condensed consolidated financial statements.

                              MARTIN COLOR-FI, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND MARCH 30, 1997
                                 (In thousands)
                                   (unaudited)



                                                           March 31,   March 30,
                                                             1996         1997
                                                             ----         ----

Operating activities:
Net income (loss)                                          $    (75)   $  1,200
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                             1,021       1,089
    Deferred income taxes                                         -         422
    Changes in operating assets and liabilities:
     Accounts receivable                                     (2,150)     (2,767)
     Income tax receivable                                      (53)          -
     Inventories                                                721      (3,942)
     Prepaid expenses                                          (336)       (429)
     Other assets                                                (2)       (316)
     Accounts payable and accrued expenses                   (1,677)      1,411
                                                           --------    --------


Net cash used in operating activities                        (2,551)     (3,332)
Investing activities:
  Purchases of property, plant and equipment                   (485)       (641)
  Other                                                         (94)          -
                                                           --------    --------


Net cash used in investing activities                          (579)       (641)
Financing activities:
  Borrowings under line of credit                            10,085      13,152
  Payments on line of credit                                 (6,080)    (10,400)
  Additional loan costs                                         (10)        (19)
  Proceeds from issuance of long-term debt                        -       1,988
  Principal payments on long-term debt                         (858)       (887)
  Proceeds from issuance of common stock                          -          81
                                                           --------    --------


  Net cash provided by financing activities                   3,137       3,915

Net increase (decrease) in cash and cash equivalents              7         (58)
Cash and cash equivalents at beginning of period                 12         272
                                                           --------    --------


Cash and cash equivalents at end of period                 $     19    $    214
                                                           ========    ========

Supplemental  disclosures of cash flow information:
Cash paid during the period for:
  Interest (net of amounts capitalized)                    $  1,096    $    917
  Income taxes                                                   27          88


            See notes to condensed consolidated financial statements.

                              MARTIN COLOR-FI, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      (Information for the three months ended March 31, 1996 and March 30,
                               1997 is unaudited)
                                 (In thousands)



1.       Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Registrant Company's Form 10-K for the year ended December 31, 1996, filed with the Securities and Exchange Commission on March 31, 1997.

2.       New Accounting Standard

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is not expected to have a material effect in primary earnings per share for the first quarter ended March 30, 1997 and March 31, 1996. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

3.       Inventories

         Inventories consist of the following:

                                               December 31,          March 30,
                                                  1996                 1997

         Raw materials                           $25,963              $26,642
         Finished goods                           12,715               15,978
                                                 -------              -------

                                                 $38,678              $42,620
                                                 =======              =======


4.       Contingent Liability

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

Outlook for 1997

Demand for polyester fibers is expected to increase for the remainder of 1997. The large declines in worldwide selling prices of polyester fiber throughout 1996 and into the first quarter of 1997 are expected to stabilize for the remainder of 1997. The strong demand for the Company's carpet production is expected to continue for the remainder of 1997. The Company has based its plans for 1997 on these expectations. These matters are, however, beyond the Company's control and could vary substantially from the Company's expectations.

Results of Operations:

Three months ended March 30, 1997, compared to the three months ended March 31, 1996.


Net Sales: Net sales increased 6.1% to $27.2 million in the first quarter of 1997 from $25.6 million in the first quarter of 1996. This net sales increase is primarily related to an increase in net sales of the Pigment, Yarn, and Carpet Divisions, after intercompany eliminations, to $13.5 million in the first quarter of 1997 from $9.1 million in the first quarter of 1996. The increase resulted primarily from an increased volume of sales in the Carpet Division.

Net sales in the Fibers Division decreased by $2.0 million due to a decrease in PET fiber sales. PET fiber sales decreased due to a decrease in the average PET fiber sales price per pound to $0.663 in the first quarter of 1997 from $0.834 in the first quarter of 1996. The decrease was, however, offset by an increase in shipments to 22.0 million pounds in the first quarter of 1997 from 20.1 million pounds in the first quarter of 1996.

Gross profit: Gross profit increased 56.7% to $5.8 million in the first quarter of 1997 as compared to $3.7 million in the first quarter of 1996. As a percentage of net sales, gross profit increased to 21.3% in the first quarter of 1997 as compared to 14.5% in the first quarter of 1996. The increase in gross profit is directly related to the increase in net sales discussed above and an increase in the gross profit margin. The increase in gross profit percentage relates to increased margins in all divisions excluding the Carpet Division which decreased slightly.

Selling, general and administrative: Selling, general and administrative expenses were $3.3 million or 12.0% of net sales in the first quarter of 1997 as compared to $2.8 million or 10.8% of net sales in the first quarter of 1996. The increase in selling, general and administrative expenses is due primarily to the increase in net sales discussed above primarily related to the Carpet Division. The increase in selling, general and administrative expenses as a percentage of net sales is due to the sales growth of the Carpet Division which incurs higher selling, general and administrative expenses for its revenue than the other divisions.

Interest expense: Interest expense decreased to $909 thousand in the first quarter of 1997 from $1.1 million in the first quarter of 1996 due primarily to higher interest capitalization and a decrease in the weighted average interest rate in the first quarter of 1997 compared to the first quarter of 1996.

Income tax provision: The income tax expense for the first quarter of 1997 was $568 thousand compared to an income tax benefit of $28 thousand for the first quarter of 1996. The change is directly due to the increase in pretax income.

Net income (loss) and net income (loss) per share: Net income increased to $1.2 million or $0.18 per share for the first quarter of 1997 compared to a net loss of $75 thousand or $0.01 per share for the first quarter of 1996. The increase related directly to the increase in gross profit and gross profit percentage and a decrease in interest expense which was partially offset by an increase in selling, general and administrative expenses.

Financial Condition

Current assets increased to $60.5 million at the end of the first quarter of 1997 from $53.3 million at the end of 1996. Accounts receivable increased $2.8 million, and inventories increased $3.9 million. The above changes resulted directly from sales in the first quarter of 1997 occurring later in the quarter than the sales in the fourth quarter of 1996. The increase in inventories was primarily related to an increase in finished goods inventories resulting from production exceeding shipments in the first three months of the year.

The increase in accounts payable and accrued expenses was primarily related to the increase in inventory discussed above and the timing of purchases and cash disbursements. The increase in debt relates directly to the growth in accounts receivable and inventory discussed above.

Liquidity and capital resources: The Company used cash in operations of $3.3 million for the first quarter of 1997 compared to $2.6 million for the first quarter of 1996. The increase in cash used in operations was primarily the result of increases in net operating assets and liabilities, primarily an increase in inventories partially offset by an increase in net income.

Net cash used in investing activities amounted to $641 thousand in the first quarter of 1997 compared to $579 thousand in the first quarter of 1996. The Company increased its investment in property, plant, and equipment during the first quarter of 1997 by $156 thousand compared to the first quarter of 1996.

Net cash provided by financing activities amounted to $3.9 million for the first quarter of 1997 compared to $3.1 million for the first quarter of 1996. The change occurred primarily due to the increase in net cash used in operating activities discussed above.

In March of 1997, the Company entered into a $5 million capital expenditure term loan to fund $2 million of 1996 capital expenditures, which were previously funded under the revolving line of credit agreement, and $3 million of 1997 capital expenditures.

On May 2, 1997, the Company amended its revolving line of credit agreement effective March 27, 1997, to increase its borrowings from $25 million, or an agreed upon borrowing base to $28 million, or an agreed upon borrowing base. The amendments provide for changes in the borrowing base formula until June 2, 1997.

The Company believes that the financial resources available to it under its revolving line of credit, 1997 term loan, and other internally generated funds will be sufficient to adequately meet its foreseeable working capital and capital expenditures requirements.

                           Part II - Other Information



Item 1.  Legal Proceedings

         In March 1995, litigation was commenced by a shareholder of the Company against the Company and James F. Martin, Chairman and Chief Executive Officer of the Company, in the United States District Court for the District of South Carolina, Greenville Division. In the litigation, the plaintiff alleges, among other things, that the Company failed to prepare its financial statements in accordance with generally accepted accounting principles and issued false and misleading business and financial information to the investing public which misstated the Company's financial condition, earnings and prospects, in violation of the Federal securities laws and common law. The plaintiff sought to have the action certified as a class action on behalf of non-insider shareholders who purchased the common stock of the Company from April 21, 1993, through February 28, 1995. A definitive written settlement agreement has been reached with the class plaintiff under which the Company's settlement liability is fixed at $2,000,000. In exchange for a written release, the Company's insurance carrier has provided $850,000 of this amount. By order dated March 12, 1997, the United States District Court certified the class in the matter, appointed the class plaintiffs' counsel as settlement administrator and gave preliminary approval to the settlement. The settlement was funded by the Company on March 20, 1997. Final settlement of the matter remains subject to final court approval.

         At December 31, 1995, the Company accrued the estimated settlement amount, which includes legal fees less insurance proceeds, as a liability. The Company's portion of the settlement has been funded by bank debt.

Item 6.  Exhibits and Reports on Form 8-K

       (a)        Exhibits

         Exhibit 10.38 - Letter Agreement, dated May 2, 1997, Modifying Third Amended and Restated Loan and Security Agreement, dated March 27, 1997, with NationsBank, N.A.

         Exhibit 27 - Financial Data Schedule

       (b)        Reports on Form 8-K  - None

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           MARTIN COLOR-FI, INC.




Dated:   5/12/97                           By: /s/ Bret J. Harris
                                                    Bret J. Harris*
                                           Treasurer, Chief Financial Officer



         * Principal Financial and Accounting Officer

                                  EXHIBIT INDEX



Exhibit No.                Description


   10.38 Letter Agreement, dated May 2, 1997, Modifying Third Amended and Restated Loan and Security Agreement, dated March 27, 1997, with NationsBank, N.A.

     27                    Financial Data Schedule