Form 10-Q
period 1997-06-29
MARTIN COLOR-FI INC
filed 1997-08-13
CIK 898311

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549



(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 1997

OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________

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

                           Yes  [X]   No  [ ]

         As of August 11, 1997, there were 6,701,292 shares of the registrant's common stock issued and outstanding.

                              MARTIN COLOR-FI, INC.
                                      INDEX


                                                                        Page No.
Part I - Financial Information

   Item 1 - Financial Statements

            Condensed Consolidated Statements of Operations (unaudited) -
              Three and six months ended June 30, 1996 and June 29, 1997.......2

            Condensed Consolidated Balance Sheets -
              December 31, 1996 and June 29, 1997 (unaudited)..................3

            Condensed Consolidated Statements of Cash Flows (unaudited) -
              For the six months ended June 30, 1996 and June 29, 1997.........4

            Notes to Condensed Consolidated Financial Statements
              (unaudited) - June 29, 1997....................................5-6

   Item 2 - Management's Discussion and Analysis of Financial Condition
              and Results of Operations.....................................7-10

Part II - Other Information

   Item 1 - Legal Proceedings..............................................11-12

Signatures....................................................................13

   Exhibit Index..............................................................14

                              MARTIN COLOR-FI, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)



                                                                    Three Months Ended                       Six Months Ended
                                                                June 30,          June 29,                 June 30,         June 29,
                                                                  1996              1997                    1996              1997
                                                                  ----              ----                    ----              ----


Net sales .......................................            $   29,582            $32,349             $   55,205           $59,525
Cost of sales ...................................                24,215             26,000                 46,135            47,375
                                                             ----------            -------             ----------           -------


Gross profit ....................................                 5,367             6,349                   9,070            12,150
Selling, general and administrative expenses ....                 2,831             3,412                   5,593             6,680
                                                             ----------            -------             ----------           -------


Operating income ................................                 2,536             2,937                   3,477             5,470
Interest expense ................................                (1,123)           (1,093)                 (2,227)           (2,003)
Other income ....................................                    62                80                     122               226
                                                             ----------            -------             ----------           -------


Income before income taxes ......................                 1,475             1,924                   1,372             3,693
Provision for income taxes ......................                   543               613                     515             1,182
                                                             ----------            -------             ----------           -------


Net income ......................................            $      932            $1,311              $      857           $ 2,511
                                                             ==========            =======             ==========           =======


Net income per share ............................            $     0.14             $0.20              $     0.13           $  0.38
                                                             ==========            =======             ==========           =======


Weighted average shares outstanding .............                 6,657             6,701                   6,657             6,694
                                                             ==========            =======             ==========           =======




            See notes to condensed consolidated financial statements.

                              MARTIN COLOR-FI, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       December 31, 1996 and June 29, 1997
                      (In thousands, except per share data)


                                                                                              December 31,                June 29,
                                                                                                  1996                      1997
                                                                                              ------------                --------
                                                                                                                        (unaudited)
Assets
Current assets:
  Cash .........................................................................            $         272             $         475
  Accounts receivable, net of allowance of $150
    and $125, respectively, for doubtful accounts ..............................                   12,622                    16,973
  Inventories ..................................................................                   38,678                    41,780
  Prepaid expenses .............................................................                      881                     1,472
  Other assets .................................................................                      856                         0
                                                                                            -------------             -------------


  Total current assets .........................................................                   53,309                    60,700

  Property, plant, and equipment, net ..........................................                   42,873                    42,794
  Goodwill .....................................................................                    5,091                     5,562
  Other assets .................................................................                    1,343                     1,290
                                                                                            -------------             -------------


  Total assets .................................................................            $     102,616             $     110,346
                                                                                            =============             =============

Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable and accrued expenses ........................................            $      16,105             $      14,287
  Current portion of long-term debt ............................................                    6,725                    11,471
                                                                                            -------------             -------------


  Total current liabilities ....................................................                   22,830                    25,758

Deferred income taxes ..........................................................                    5,184                     5,876
Long-term debt .................................................................                   44,429                    45,942

Shareholders' equity:
Common stock, no par value:
  Authorized shares - 50,000,000 in 1997 and 1996
  Issued and outstanding shares - 6,701,292 and
    6,681,479 in 1997 and 1996, respectively ...................................                      832                       832
Additional paid-in capital .....................................................                   19,861                    19,947
Retained earnings ..............................................................                    9,480                    11,991
                                                                                            -------------             -------------


Total shareholders' equity .....................................................                   30,173                    32,770
                                                                                            -------------             -------------


Total liabilities and shareholders' equity .....................................            $     102,616             $     110,346
                                                                                            =============             =============

            See notes to condensed consolidated financial statements

                              MARTIN COLOR-FI, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND JUNE 29, 1997
                                 (In thousands)
                                   (unaudited)



                                                                                               June 30,                    June 29,
                                                                                                 1996                        1997
                                                                                               --------                    --------

Operating activities:
Net income .....................................................................            $         857             $       2,511
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization ..............................................                    2,187                     2,192
    Deferred income taxes ......................................................                      422                       692
    Changes in operating assets and liabilities:
    Accounts receivable ........................................................                   (4,059)                   (4,351)
    Inventories ................................................................                    1,066                    (3,102)
    Prepaid expenses ...........................................................                     (342)                     (591)
    Other assets ...............................................................                        -                       866
    Accounts payable and accrued expenses ......................................                      745                    (1,818)
                                                                                            -------------             -------------


Net cash provided by (used in) operating activities ............................                      876                    (3,601)
Investing activities:
  Purchases of property, plant and equipment ...................................                   (3,658)                   (1,859)
  Other ........................................................................                     (520)                     (644)
                                                                                            -------------             -------------


Net cash used in investing activities ..........................................                   (4,178)                   (2,503)
Financing activities:
  Borrowings under line of credit ..............................................                   19,430                    23,767
  Payments on line of credit ...................................................                  (16,100)                  (17,050)
  Additional loan costs ........................................................                      (16)                      (38)
  Proceeds from issuance of long-term debt .....................................                    2,468                     2,452
  Principal payments on long-term debt .........................................                   (2,455)                   (2,910)
  Proceeds from issuance of common stock .......................................                        -                        86
                                                                                            -------------             -------------


  Net cash provided by financing activities ....................................                    3,327                     6,307

Net increase in cash and cash equivalents ......................................                       25                       203
Cash and cash equivalents at beginning of period ...............................                       12                       272
                                                                                            -------------             -------------


Cash and cash equivalents at end of period .....................................            $          37             $         475
                                                                                            =============             =============

Supplemental  disclosures of cash flow information:
  Cash paid during the period for:
  Interest (net of amounts capitalized) ........................................            $       2,227             $       1,994
  Income taxes .................................................................                       27                       517

            See notes to condensed consolidated financial statements

                              MARTIN COLOR-FI, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (Information for the three and six months ended
                       June 30, 1996 and June 29, 1997 is
                            unaudited) (In thousands)



1.       Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 29, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Registrant Company's Form 10-K for the year ended December 31, 1996, filed with the Securities and Exchange Commission on March 31, 1997.

2.       New Accounting Standard

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The Company does not expect adoption of the Statement to have a material impact upon its current earnings per share computation.

3.       Inventories

         Inventories consist of the following:

                                              December 31,              June 29,
                                                  1996                    1997
                                              ------------              --------

         Raw materials                           $25,963                $27,163
         Finished goods                           12,715                 14,617
                                                 -------                -------

                                                 $38,678                $41,780
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

Outlook for 1997

Demand for polyester fibers is expected to increase for the remainder of 1997. The large declines in worldwide selling prices of polyester fiber throughout 1996 and into the second quarter of 1997 are expected to stabilize for the remainder of 1997. The strong demand for the Company's carpet production is expected to continue for the remainder of 1997. The Company has based its plans for 1997 on these expectations. These matters are, however, beyond the Company's control and could vary substantially from the Company's expectations.

Results of Operations:

Three months ended June 29, 1997, compared to the three months ended June 30, 1996.

Net Sales: Net sales increased 9.1% to $32.3 million in the second quarter of 1997 from $29.6 million in the second quarter of 1996. This net sales increase is primarily related to an increase in net sales of the Pigment, Yarn, and Carpet Divisions, after intercompany eliminations, to $15 million in the second quarter of 1997 from $9.7 million in the second quarter of 1996. The increase resulted primarily from an increased volume of sales in the Carpet Division.

Net sales in the Fibers Division decreased by $1.5 million due to a decrease in PET fiber sales. PET fiber sales decreased due to a decrease in the average PET fiber sales price per pound to $0.659 in the second quarter of 1997 from $0.798 in the second quarter of 1996. The decrease was, however, partially offset by an increase in shipments to 26.6 million pounds in the second quarter of 1997 from
24.3 million pounds in the second quarter of 1996.

Gross profit: Gross profit increased 16.7% to $6.3 million in the second quarter of 1997 as compared to $5.4 million in the second quarter of 1996. As a percentage of net sales, gross profit increased to 19.6% in the second quarter of 1997 as compared to 18.1% in the second quarter of 1996. The increase in gross profit is directly related to the increase in net sales discussed above and an increase in the gross profit margin. The increase in gross profit percentage relates to increased margins in all divisions excluding the Carpet Division which decreased.

Selling, general and administrative: Selling, general and administrative expenses were $3.4 million or 10.5% of net sales in the second quarter of 1997 as compared to $2.8 million or 9.6% of net sales in the second quarter of 1996. The increase in selling, general and administrative expenses is due primarily to the increase in net sales discussed above primarily related to the Carpet Division. The increase in selling, general and administrative expenses as a percentage of net sales is due to the sales growth of the Carpet Division which incurs higher selling, general and administrative expenses for its revenue than the other divisions.

Interest expense: Interest expense remained at $1.1 million in the second quarter of 1997 compared to $1.1 million in the second quarter of 1996. The increase in the average outstanding debt balance was offset by higher interest capitalization and a decrease in the weighted average interest rate in the second quarter of 1997 compared to the second quarter of 1996.

Income tax provision: The income tax expense for the second quarter of 1997 was $613 thousand compared to $543 thousand for the second quarter of 1996. The change is directly due to the increase in pretax income.

Net income and net income per share: Net income increased to $1.3 million or $0.20 per share for the second quarter of 1997 compared to $932 thousand or $0.14 per share for the second quarter of 1996. The increase related directly to the increase in gross profit and gross profit percentage which was partially offset by an increase in selling, general and administrative expenses.

Six months ended June 29, 1997, compared to the six months ended June 30, 1996.

Net Sales: Net sales increased 7.8% to $59.5 million in the six months ended June 29, 1997, from $55.2 million in the six months ended June 30, 1996. This net sales increase is primarily related to an increase in net sales of the Pigment, Yarn, and Carpet Divisions, after intercompany eliminations, to $28.5 million in the six months ended June 29, 1997, from $18.2 million in the six months ended June 30, 1996. The increase resulted primarily from an increased volume of sales in the Carpet Division.

Net sales in the Fibers Division decreased by $3.6 million due to a decrease in PET fiber sales. PET fiber sales decreased due to a decrease in the average PET fiber sales price per pound to $0.661 in the six months ended June 29, 1997, from $0.814 in the six months ended June 30, 1996. The decrease was, however, offset by an increase in shipments to 48.6 million pounds in the six months ended June 29, 1997, from 44.3 million pounds in the six months ended June 30, 1996.

Gross profit: Gross profit increased 34.1% to $12.2 million in the six months ended June 29, 1997, as compared to $9.1 million in the six months ended June 30, 1996. As a percentage of net sales, gross profit increased to 20.4% in the six months ended June 29, 1997, as compared to 16.4% in the six months ended June 30, 1996. The increase in gross profit is directly related to the increase in net sales discussed above and an increase in the gross profit margin. The increase in gross profit percentage relates to increased margins in all divisions excluding the Carpet Division which decreased.

Selling, general and administrative: Selling, general and administrative expenses were $6.7 million or 11.2% of net sales in the six months ended June 29, 1997, as compared to $5.6 million or 10.1% of net sales in the six months ended June 30, 1996. The increase in selling, general and administrative expenses is due primarily to the increase in net sales discussed above primarily related to the Carpet Division. The increase in selling, general and administrative expenses as a percentage of net sales is due to the sales growth of the Carpet Division which incurs higher selling, general and administrative expenses for its revenue than the other divisions.

Interest expense: Interest expense decreased to $2.0 million in the six months ended June 29, 1997, from $2.2 million in the six months ended June 30, 1996, due primarily to higher interest capitalization and a decrease in the weighted average interest rate offset by an increase in the average outstanding debt balance during the six months ended June 29, 1997, compared to the six months ended June 30, 1996.

Income tax provision: The income tax expense for the six months ended June 29, 1997, was $1.2 million compared to $515 thousand for the six months ended June 30, 1996. The change is directly due to the increase in pretax income.

Net income and net income per share: Net income increased to $2.5 million or $0.38 per share for the six months ended June 29, 1997, compared to $857 thousand or $0.13 per share for the six months ended June 30, 1996. The increase related directly to the increase in gross profit and gross profit percentage and a decrease in interest expense which was, however, partially offset by an increase in selling, general and administrative expenses.

Financial Condition

Current assets increased to $60.7 million at June 29, 1997 from $53.3 million at December 31, 1996. Accounts receivable increased $4.4 million, and inventories increased $3.1 million. The above changes resulted directly from increased sales in the second quarter of 1997 versus sales in the first quarter of 1997. The increase in inventories was primarily related to an increase in finished goods inventories resulting from production exceeding shipments in the first half of the year.

The decrease in accounts payable and accrued expenses was primarily related to the increase in debt and the timing of purchases and cash disbursements. The increase in debt relates directly to the growth in accounts receivable and inventory discussed above and the reduction of accounts payable and accrued expenses.

Liquidity and capital resources: The Company used cash in operations of $3.6 million for the second quarter of 1997 compared to cash generated from operations of $876 thousand for the second quarter of 1996. The increase in cash used in operations was primarily the result of increases in net operating assets and liabilities, primarily an increase in inventories and accounts receivable, and a decrease in accounts payable and accrued expenses, partially offset by an increase in net income.

Net cash used in investing activities amounted to $2.5 million in the second quarter of 1997 compared to $4.2 million in the second quarter of 1996. The Company decreased its investment in property, plant, and equipment during the second quarter of 1997 by $1.8 million compared to the second quarter of 1996.

Net cash provided by financing activities amounted to $6.3 million for the second quarter of 1997 compared to $3.3 million for the second quarter of 1996. The change occurred primarily due to the increase in net cash used in operating activities discussed above.

In March of 1997, the Company entered into a $5 million capital expenditure term loan to fund $2 million of 1996 capital expenditures, which were previously funded under the revolving line of credit agreement, and $3 million of 1997 capital expenditures.

On June 2, 1997, and August 6, 1997, the Company amended its revolving line of credit agreement effective March 27, 1997, to increase its borrowings from $25 million, or an agreed upon borrowing base to $28 million, or an agreed upon borrowing base. The amendments provide for changes in the borrowing base formula until September 30, 1997.

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

Item 4.  Submission of Matters to a Vote of Security Holders:

     (a) An annual meeting of the shareholders of the Company was held on May 13, 1997.

     (b)  The names of the  directors  elected at the  meeting  are as  follows:
          Gregory W. Anderson, W. Fred Davis, Jr., and Jerry E. Trapnell (for terms expiring in 2000); and Bret J. Harris (whose term expires in
          1998).

     (c)  The items voted upon at the meeting of shareholders were as follows:

          (1)  the election of directors;

          (2)  the  ratification  of the  appointment  of  Ernst & Young  LLP as
               independent   auditors  for  the  Company's  fiscal  year  ending
               December 31, 1997;

         The number of votes cast for, against or withheld and the number of its abstentions or broker non- votes as to each matter is as follows:

  Item No.                                      Votes Against   Abstentions or
(see above)    Name                 Votes for    or Withheld    Broker Non-Votes
-----------    ----                 ---------    -----------    ----------------

   (1)       Gregory W. Anderson    5,911,627                         360
             W. Fred Davis, Jr.     5,911,627                         360
             Jerry E. Trapnell      5,911,627                         360
             Bret J. Harris         5,911,627                         360

   (2)                              5,911,637          100            250

          (d)  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits

     Exhibit 10.39 - Letter Agreement, dated June 2, 1997, Modifying Third Amended and Restated Loan and Security Agreement, dated March 27, 1997, with NationsBank, N.A.

     Exhibit 10.40 - Letter Agreement, dated August 6, 1997, Modifying Third Amended and Restated Loan and Security Agreement, dated March 27, 1997, with NationsBank, N.A.

     Exhibit 27 - Financial Data Schedule

          (b)  Reports on Form 8-K - None

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               MARTIN COLOR-FI, INC.




Dated: 8/12/97                                 By: /s/ Bret J. Harris
                                                        Bret J. Harris*
Treasurer, Chief Financial Officer



         * Principal Financial and Accounting Officer

                                  EXHIBIT INDEX



Exhibit No.                Description


10.39 Letter Agreement, dated June 2, 1997, Modifying Third Amended and Restated Loan and Security Agreement, dated March 27, 1997, with NationsBank, N.A.

10.40 Letter Agreement, dated August 6, 1997, Modifying Third Amended and Restated Loan and Security Agreement, dated March 27, 1997, with NationsBank, N.A.

27                       Financial Data Schedule