Form 10-Q
period 1997-09-28
MARTIN COLOR-FI INC
filed 1997-11-17
CIK 898311

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549



(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 1997

OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from _________________ to ___________________________

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

                  Yes   [X]   No   [ ]

         As  of  November  14,  1997,   there  were  6,724,450   shares  of  the
registrant's common stock issued and outstanding.

                              MARTIN COLOR-FI, INC.
                                      INDEX


                                                                       Page No.
Part I - Financial Information

   Item 1 - Financial Statements

            Condensed  Consolidated  Statements of Operations
              (unaudited) Three and nine months ended
              September 29, 1996 and September 28, 1997........................2

            Condensed Consolidated Balance Sheets -
              December 31, 1996 and September 28, 1997 (unaudited).............3

            Condensed  Consolidated  Statements of Cash Flows
              (unaudited) For the nine months ended
              September 29, 1996 and September 28, 1997........................4

            Notes to Condensed Consolidated Financial Statements
              (unaudited) - September 28, 1997...............................5-6

   Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations.................7-10

Part II - Other Information

   Item 1 - Legal Proceedings.................................................11

Signatures....................................................................12

   Exhibit Index..............................................................13

                              MARTIN COLOR-FI, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)



                                                                         Three Months Ended                  Nine Months Ended
                                                                    September 29,   September 28,       September 29,  September 28,
                                                                        1996            1997               1996             1997
                                                                        ----            ----               ----             ----


Net sales ..................................................         $ 31,521          $ 29,532          $ 86,726          $ 89,057
Cost of sales ..............................................           23,932            23,993            70,067            71,368
                                                                     --------          --------          --------          --------

Gross profit ...............................................            7,589             5,539            16,659            17,689
Selling, general and administrative expenses ...............            3,396             3,997             8,989            10,678
                                                                     --------          --------          --------          --------

Operating income ...........................................            4,193             1,542             7,670             7,011
Interest expense ...........................................           (1,083)           (1,071)           (3,310)           (3,073)
Other income ...............................................               45               189               168               414
                                                                     --------          --------          --------          --------


Income before income taxes .................................            3,155               660             4,528             4,352
Provision for income taxes .................................            1,150               189             1,666             1,370
                                                                     --------          --------          --------          --------


Net income .................................................         $  2,005          $    471          $  2,862          $  2,982
                                                                     ========          ========          ========          ========


Net income per share .......................................         $   0.30          $   0.07          $   0.43          $   0.45
                                                                     ========          ========          ========          ========


Weighted average shares outstanding ........................            6,657             6,707             6,657             6,698
                                                                     ========          ========          ========          ========




            See notes to condensed consolidated financial statements.

                              MARTIN COLOR-FI, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    December 31, 1996 and September 28, 1997
                      (In thousands, except per share data)



                                                                                                   December 31,        September 28,
                                                                                                       1996                1997
                                                                                                       ----                ----
                                                                                                                         (unaudited)
Assets
Current assets:
  Cash .............................................................................                $    272                $    224
  Accounts receivable, net of allowance of $150
    and $175, respectively, for doubtful accounts ..................................                  12,622                  17,103
  Inventories ......................................................................                  38,678                  47,047
  Prepaid expenses .................................................................                     881                   1,330
  Other assets .....................................................................                     856                       -
                                                                                                    --------                --------

  Total current assets .............................................................                  53,309                  65,704

  Property, plant, and equipment, net ..............................................                  42,873                  43,157
  Goodwill .........................................................................                   5,091                   5,504
  Other assets .....................................................................                   1,343                   1,182
                                                                                                    --------                --------

  Total assets .....................................................................                $102,616                $115,547
                                                                                                    ========                ========

Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable and accrued expenses ............................................                $ 16,105                $ 18,532
  Current portion of long-term debt ................................................                   6,725                   7,932
                                                                                                    --------                --------

  Total current liabilities ........................................................                  22,830                  26,464

Deferred income taxes ..............................................................                   5,184                   5,914
Long-term debt .....................................................................                  44,429                  49,815

Shareholders' equity:
Common stock, no par value:
  Authorized shares - 50,000,000 in 1997 and 1996
  Issued and outstanding shares - 6,723,450 and
    6,681,479 in 1997 and 1996 .....................................................                     832                     832
Additional paid-in capital .........................................................                  19,861                  20,061
Retained earnings ..................................................................                   9,480                  12,461
                                                                                                    --------                --------

Total shareholders' equity .........................................................                  30,173                  33,354
                                                                                                    --------                --------


Total liabilities and shareholders' equity .........................................                $102,616                $115,547
                                                                                                    ========                ========




            See notes to condensed consolidated financial statements.

                              MARTIN COLOR-FI, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE NINE MONTHS ENDED SEPTEMBER 29, 1996 AND SEPTEMBER 28, 1997
                                 (In thousands)
                                   (unaudited)



                                                                                                 September 29,         September 28,
                                                                                                      1996                   1997
                                                                                                      ----                   ----

Operating activities:
Net income .........................................................................               $  2,862                $  2,982
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
      Depreciation and amortization ................................................                  3,146                   3,319
      Deferred income taxes ........................................................                    864                     730
      Changes in operating assets and liabilities:
     Accounts receivable ...........................................................                 (5,848)                 (4,481)
     Income tax receivable .........................................................                     51                       -
     Inventories ...................................................................                  1,494                  (8,369)
     Prepaid expenses ..............................................................                   (387)                   (449)
     Other assets ..................................................................                      -                     926
     Accounts payable and accrued expenses .........................................                    908                   2,427
                                                                                                   --------                --------

Net cash provided by (used in) operating activities ................................                  3,090                  (2,915)
Investing activities:
  Purchases of property, plant and equipment .......................................                 (5,272)                 (3,235)
  Other ............................................................................                   (637)                   (652)
                                                                                                   --------                --------

Net cash used in investing activities ..............................................                 (5,909)                 (3,887)
Financing activities:
  Borrowings under line of credit ..................................................                 32,392                  32,754
  Payments on line of credit .......................................................                (29,098)                (24,697)
  Additional loan costs ............................................................                    (16)                    (39)
  Proceeds from issuance of long-term debt .........................................                  3,000                   2,452
  Principal payments on long-term debt .............................................                 (3,307)                 (3,916)
  Proceeds from issuance of common stock ...........................................                      -                     200
                                                                                                   --------                --------

  Net cash provided by financing activities ........................................                  2,971                   6,754

Net increase (decrease) in cash and cash equivalents ...............................                    152                     (48)
Cash and cash equivalents at beginning of period ...................................                     12                     272
                                                                                                   --------                --------

Cash and cash equivalents at end of period .........................................               $    164                $    224
                                                                                                   ========                ========

Supplemental  disclosures of cash flow information:
     Cash paid during the period for:
  Interest (net of amounts capitalized) ............................................               $  3,320                $  3,077
  Income taxes .....................................................................                    507                     599



            See notes to condensed consolidated financial statements.

                              MARTIN COLOR-FI, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (Information for the three and nine months ended
             September 29, 1996 and September 28, 1997 is unaudited)
                                 (In Thousands)



1.       Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 28, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Registrant Company's Form 10-K for the year ended December 31, 1996, filed with the Securities and Exchange Commission on March 31, 1997.

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

3.       Inventories

         Inventories consist of the following:

                                         December 31,           September 28,
                                              1996                  1997

         Raw materials                      $25,963                $30,809
         Finished goods                      12,715                 16,238
                                            -------                -------

                                            $38,678                $47,047


         Inventories are stated at the lower of cost, determined by the specific identification method, or market using the aggregate method. At September 28, 1997, certain inventories are estimated using a gross margin method.

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

Outlook for 1997

Demand for polyester fibers is expected to remain relatively stable for the remainder of 1997. The large declines in worldwide selling prices of polyester fiber throughout 1996 and into the third quarter of 1997 are expected to stabilize for the remainder of 1997. The strong demand for the Company's carpet production is expected to continue for the remainder of 1997. The Company has based its plans for 1997 on these expectations. These matters are, however, beyond the Company's control and could vary substantially from the Company's expectations.

Results of Operations:

Three months ended September 28, 1997, compared to the three months ended September 29, 1996.

Net Sales: Net sales decreased 6.3% to $29.5 million in the third quarter of 1997 from $31.5 million in the third quarter of 1996. This net sales decrease is primarily related to a decrease in net sales of the Fibers Division. Net sales in the Fibers Division decreased by $3.7 million due to a decrease in PET fiber sales. PET fiber sales decreased due to a decrease in the average PET fiber sales price per pound to $0.682 in the third quarter of 1997 from $0.734 in the third quarter of 1996 and a decrease in shipments to 23.6 million pounds in the third quarter of 1997 from 27.4 million pounds in the third quarter of 1996.

The net sales decrease discussed above was partially offset by a net sales increase of Pigment, Yarn, and Carpet Divisions, after intercompany eliminations, to $13.8 million in the third quarter of 1997 from $11.1 million in the third quarter of 1996. The increase resulted primarily from an increased volume of sales in the Carpet Division.

Gross profit: Gross profit decreased 27.0% to $5.5 million in the third quarter of 1997 as compared to $7.6 million in the third quarter of 1996. As a percentage of net sales, gross profit decreased to 18.8% in the third quarter of 1997 as compared to 24.1% in the third quarter of 1996. The decrease in gross profit is directly related to the decrease in net sales discussed above and a decrease in the gross profit margin. The decrease in gross profit percentage relates to decreased margins in all divisions.

Selling, general and administrative: Selling, general and administrative expenses were $4.0 million or 13.5% of net sales in the third quarter of 1997 as compared to $3.4 million or 10.8% of net sales in the third quarter of 1996. The increase in selling, general and administrative expenses is due primarily to the increase in net sales related to the Carpet Division. The increase in selling, general and administrative expenses as a percentage of net sales is due to the sales growth of the Carpet Division which incurs higher selling, general and administrative expenses for its revenue than the other divisions.

Interest expense: Interest expense was $1.1 million in the third quarter of 1997 compared to $1.1 million in the third quarter of 1996. The increase in the average outstanding debt balance was offset by higher interest capitalization and a decrease in the weighted average interest rate in the third quarter of 1997 compared to the third quarter of 1996.

Income tax provision: The income tax expense for the third quarter of 1997 was $189 thousand compared to $1.1 million for the third quarter of 1996. The change is directly due to the decrease in pretax income.

Net income and net income per share: Net income decreased to $471 thousand or $0.07 per share for the third quarter of 1997 compared to $2.0 million or $0.30 per share for the third quarter of 1996. The decrease related directly to the decrease in gross profit and gross profit percentage and an increase in selling, general and administrative expenses.

Nine months ended September 28, 1997, compared to the nine months ended September 29, 1996.

Net Sales: Net sales increased 2.7% to $89.1 million in the nine months ended September 28, 1997, from $86.7 million in the nine months ended September 29, 1996. This net sales increase is primarily related to an increase in net sales of the Pigment, Yarn, and Carpet Divisions, after intercompany eliminations, to $42.3 million in the nine months ended September 28, 1997, from $29.3 million in the nine months ended September 29, 1996. The increase resulted primarily from an increased volume of sales in the Carpet Division.

Net sales in the Fibers Division decreased by $7.2 million due to a decrease in PET fiber sales. PET fiber sales decreased due to a decrease in the average PET fiber sales price per pound to $0.668 in the nine months ended September 28, 1997, from $0.784 in the nine months ended September 29, 1996. The decrease was, however, partially offset by an increase in shipments to 72.2 million pounds in the nine months ended September 28, 1997, from 71.8 million pounds in the nine months ended September 29, 1996.

Gross profit: Gross profit increased 6.2% to $17.7 million in the nine months ended September 28, 1997, as compared to $16.7 million in the nine months ended September 29, 1996. As a percentage of net sales, gross profit increased to 19.9% in the nine months ended September 28, 1997, as compared to 19.2% in the nine months ended September 29, 1996. The increase in gross profit is directly related to the increase in net sales discussed above and an increase in the gross profit margin. The increase in gross profit percentage relates to
increased  margins  in  all  divisions   excluding  the  Carpet  Division  which
decreased.

Selling, general and administrative: Selling, general and administrative expenses were $10.7 million or 12.0% of net sales in the nine months ended
September 28, 1997, as compared to $9.0 million or 10.4% of net sales in the nine months ended September 29, 1996. The increase in selling, general and administrative expenses is due primarily to the increase in net sales discussed above primarily related to the Carpet Division. The increase in selling, general and administrative expenses as a percentage of net sales is due to the sales growth of the Carpet Division which incurs higher selling, general and administrative expenses for its revenue than the other divisions.

Interest expense: Interest expense decreased to $3.1 million in the nine months ended September 28, 1997, from $3.3 million in the nine months ended September 29, 1996, due primarily to higher interest capitalization and a decrease in the weighted average interest rate offset by an increase in the average outstanding debt balance during the nine months ended September 28, 1997, compared to the nine months ended September 29, 1996.

Income tax provision: The income tax expense for the nine months ended September 28, 1997, was $1.4 million compared to $1.7 million for the nine months ended September 29, 1996. The change is directly due to the decrease in pretax income and a decrease in the effective income tax rate.

Net income and net income per share: Net income increased to $3.0 million or $0.45 per share for the nine months ended September 28, 1997, compared to $2.9 million or $0.43 per share for the nine months ended September 29, 1996. The increase related directly to increases in gross profit and gross profit percentage and decreases in interest expense and the effective income tax rate which was, however, partially offset by an increase in selling, general and administrative expenses.

Financial Condition

Current assets increased to $65.7 million at September 28, 1997, from $53.3 million at December 31, 1996. Accounts receivable increased $4.5 million, and inventories increased $8.4 million. The above changes resulted directly from increased sales in the third quarter of 1997 versus sales in the fourth quarter of 1996. The increase in inventories was primarily related to an increase in finished goods inventories resulting from production exceeding shipments in the first nine months of the year, and an increase in raw materials primarily at the Carpet Division due to the increase in net sales.

The increase in accounts payable and accrued expenses was primarily related to the increase in inventories and the timing of purchases and cash disbursements. The increase in debt relates directly to the growth in accounts receivable and inventory discussed above.

Liquidity and capital resources: The Company used cash in operations of $2.9 million for the nine months ended September 28, 1997, compared to cash generated from operations of $3.1 million for the nine months ended September 29, 1996. The increase in cash used in operations was primarily the result of increases in net operating assets and liabilities, primarily an increase in inventories and accounts receivable, partially offset by an increase in accounts payable and accrued expenses.

Net cash used in investing activities amounted to $3.9 million in the nine months ended September 28, 1997, compared to $5.9 million in the nine months ended September 29, 1996. The Company decreased its investment in property, plant, and equipment during the nine months ended September 28, 1997, by $2.0 million compared to the nine months ended September 29, 1996.

Net cash provided by financing activities amounted to $6.8 million for the nine months ended September 28, 1997, compared to $3.0 million for the nine months ended September 29, 1996. The change occurred primarily due to the increase in net cash used in operating activities discussed above.

In March of 1997, the Company entered into a $5 million capital expenditure term loan to fund $2 million of 1996 capital expenditures, which were previously funded under the revolving line of credit agreement, and $3 million of 1997 capital expenditures.

On September 30, 1997, the Company amended its revolving line of credit agreement to increase its borrowings from $28 million, or an agreed upon borrowing base to $30 million, or an agreed upon borrowing base and extended the maturity date to June 2, 1999.

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

Item 6.  Exhibits and Reports on Form 8-K

       (a)        Exhibits

       Exhibit 10.41 - Fourth Amended and Restated Loan and Security Agreement, dated September 30, 1997, between the Company and NationsBank, N.A.

       Exhibit 10.42 - Third Amended and Restated Revolving Credit Promissory Note dated September 30, 1997, between the Company and NationsBank, N.A.

       Exhibit 10.43 - Letter Agreement, dated October 1, 1997, Modifying Fourth Amended and Restated Loan and Security Agreement, dated September 30, 1997, with NationsBank, N.A.

       Exhibit 27 - Financial Data Schedule

       (b)        Reports on Form 8-K  - None

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              MARTIN COLOR-FI, INC.




Dated:  November 17, 1997                   By: /s/ Bret J. Harris
                                                ------------------------------
                                                     Bret J. Harris*
                                            Treasurer, Chief Financial Officer



         * Principal Financial and Accounting Officer

                                  EXHIBIT INDEX



Exhibit No.                Description


   10.41                   Fourth   Amended  and  Restated   Loan  and  Security
                           Agreement, dated September 30, 1997, between the Company and NationsBank, N.A.

   10.42                   Third   Amended   and   Restated   Revolving   Credit
                           Promissory Note dated September 30, 1997, between the Company and NationsBank, N.A.

   10.43 Letter Agreement, dated October 1, 1997, Modifying Fourth Amended and Restated Loan and Security Agreement, dated September 30, 1997, with NationsBank, N.A.

     27                    Financial Data Schedule