Form 10-K
period 1997-12-31
MARTIN COLOR-FI INC
filed 1998-03-31
CIK 898311

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K
(Mark one)

( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1997

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period for __________________ to

________________

Commission file number      0-21340

                              MARTIN COLOR-FI, INC.
--------------------------------------------------------------------------------
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

         Common Stock
         (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

     Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendments to this Form 10-K. ( )

     Aggregate market value of the voting stock held by nonaffiliates of the registrant, computed on the basis of $4.375 per share (the closing price of such stock on February 28, 1998 on The Nasdaq Stock Market): $12,537,718 For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

     The number of shares of the registrant's Common Stock outstanding as of March 30, 1998 was 6,730,284.


                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders (the "Proxy Statement")(to be filed with the Securities and Exchange Commission on or before April 30, 1998) are incorporated by reference in Part III hereof.









Exhibit Index on sequentially numbered page 44

                              MARTIN COLOR-FI, INC.
                              Cross Reference Sheet


                                                                        Page No.
Part I -

         Item 1.  Business.....................................................3
         Item 2.  Properties...................................................7
         Item 3.  Legal Proceedings............................................8
         Item 4.  Submission of Matters to a Vote of Security Holders..........8

Part II -

         Item 5.  Market For Registrant's Common Equity and Related
                  Stockholder Matters..........................................9
         Item 6.  Selected Financial Data......................................9
         Item 7.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................11
         Item 8.  Financial Statements and Supplementary Data.................16
         Item 9.  Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure.........................43

Part III -

         Item 10. Directors and Executive Officers of the Registrant..........43
         Item 11. Executive Compensation.............................  .......43
         Item 12. Security Ownership of Certain Beneficial
                  Owners and Management.......................................43
         Item 13. Certain Relationships and Related Transactions..............43

Part IV -

         Item 14. Exhibits, Financial Statement Schedules and Reports
                  on Form 8-K.................... ............................44

Signatures....................................................................49

Exhibit Index.................................................................44

                                     PART I

     This Annual Report on Form 10-K contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Forward-looking statements should be read with the cautionary statements and important factors included in this Form 10-K. (See Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations, Safe Harbor for Forward-Looking Statements.) Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Such forward-looking statements may be identified, without limitation, by the use of the word "anticipates," "estimates," "expects," "intends," "plans," "predicts," "projects," and similar expressions. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, date contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished.


Item 1. Business


     General

     Martin Color-Fi, Inc. is a South Carolina corporation incorporated in 1988. The principal business of Martin Color-Fi, Inc. (which, together with its subsidiaries, is herein referred to as the "Company") is the production of polyester fiber and pellets from recycled plastic materials (primarily polyethylene terephthalate, or "PET"), such as beverage bottles, polyester fiber waste, film waste and off-class packaging resin. The Company uses these waste materials to produce polyester fibers of varying sizes (or "deniers") and pelletized plastics for a wide range of markets. Examples of end use markets for the Company's fiber products include automotive fabrics, carpet, apparel, home furnishings, industrial materials and construction reinforcement materials. A significant portion of the Company's pellet production is used internally for manufacturing fiber, and the Company sells the balance into the plastics industry.


     Products and Markets

     The following table presents the combined net sales (in thousands) and percentage of net sales by business of the Company for the periods indicated. For purposes of this data, intercompany transactions have been eliminated.

                                                            1997                         1996                         1995
                                                    ---------------------------  ---------------------         ---------------------
                                                    Net             % of           Net           % of            Net          % of
                                                    Sales           Total         Sales          Total          Sales          Total
                                                    -----           -----         -----          -----          -----          -----

Fibers and Recycling Division ...............       $ 62,648        52.0%        $ 69,873        61.1%         $ 82,101        70.2%
Carpet Division .............................         40,348        33.5%          30,871        27.0%           22,262        19.0%
Yarn Division ...............................         11,582         9.6%           8,959         7.8%            8,412         7.2%
Pigments and Additives ......................          5,924         4.9%           4,713         4.1%            4,195         3.6%
                                                    --------        -----        --------        -----         --------        -----
                                                    $120,502         100%        $114,416         100%         $116,970         100%
                                                    ========        =====        ========        =====         ========        =====



     Fibers and Recycling Division

     During 1997, the principal products of the Company were fibers which are marketed to a broad spectrum of fiber related markets. The Company focuses its marketing efforts on the development of market niches where its ability to manufacture products to customer specifications regarding color, cut length, denier, texture, finish and lot size are its key competitive advantages. The Company currently has production capacity of approximately 148 million pounds of fiber annually and approximately 125 million pounds of pellets annually. In the fourth quarter of 1995, the Company refocused on the core business of this division, the production and sale of fibers, and began de-emphasizing the external plastics sales and trading and contract processing areas of this division.

     Fibers

     The Company produces polyester fibers in deniers from 1.5 to 1000 in various cut lengths for use in numerous end markets, including automotive fabrics, floor coverings, home furnishings, industrial, construction reinforcement and apparel. The Company also produces a small quantity of nylon and polypropylene fiber. The following chart sets forth the approximate percentages of the Company's total shipments of fiber products in pounds with respect to its primary markets for the past eight quarters and illustrates the Company's market diversification and ability to shift production as necessary to quickly respond to changing market conditions and demands.


                                                     Percentage of Pounds of Fiber Shipped
                                    --------------------------------------------------------------------
                                    1st     2nd      3rd      4th      1st      2nd     3rd      4th
                                    Quarter Quarter  Quarter  Quarter  Quarter  Quarter Quarter  Quarter
End Markets                         1997    1997     1997     1997     1996     1996    1996     1996
--------------------------------------------------------------------------------------------------------
Automotive Fabrics                   21%     23%      22%      25%      20%      20%     19%      25%
Floor Coverings                      10%     10%       5%       6%       7%       8%      7%       5%
Home Furnishings & Domestic:
   Fiberfill (slick)                 17%     12%      18%      12%      19%      15%     14%      16%
   Fiberfill (high loft)             19%     20%      14%      15%      17%      17%     18%      17%
   Other                              4%      8%      10%      12%      11%      12%      9%       8%
Industrial                           24%     21%      24%      22%      22%      20%     28%      23%
Construction Reinforcement            2%      4%       6%       5%       3%       5%      4%       4%
Apparel                               3%      2%       1%       3%       1%       3%      1%       2%
                                    -----   -----    -----    -----    -----    -----   -----    -----
                                    100%    100%     100%     100%     100%     100%    100%     100%

     Plastics

     The Company produces pellets for internal use and for sale to manufacturers of plastic products such as non-food containers, strapping, oil containers, plastic trays, laundry powder scoops, paint roller trays and for sale to other fiber producers. A significant portion of its pellet production is utilized internally as a raw material for the Company's fiber manufacturing. During the latter part of 1995, the Company exited the market for sale of pellets to customers because of unfavorable market conditions including higher cost and reduced availability of raw materials, and the resulting lower gross profit margins. The Company is continuing to evaluate this area of the business and has not reached a final decision about whether, or the extent to which, it will continue to operate in this area of the business. The revenue and net income in 1997 related to this area was not material. Operations do, however, continue on a very limited basis.


     Trading and Contract Processing

     The Company engages in the trading of synthetic fibers and plastics. The Company utilizes the contacts developed through marketing its products and purchasing its raw materials as an introduction to sources and customers for products it does not produce. These products are distributed through the Company's sales channels. During the latter part of 1995, the Company significantly reduced this area of the business due to lower profit margins and now is limited to the sale of waste by-products from its fiber operation. The Company is continuing to evaluate this area of the business and has not reached a final decision about whether, or the extent to which, it will continue to operate in this area of the business. The revenue and net income in 1997 related to this area was not material.

     The Company also provides processing services on a contract basis to selected customers to maximize utilization of its production capacity. The Company receives raw materials from these customers on a consignment basis and, for a fee, converts them to finished products which meet the customer's specifications. During 1995, the Company exited these markets due to the expiration of all existing contracts. The Company is continuing to evaluate this area of the business and has not reached a final decision about whether, or the extent to which, it will continue to operate in this area of the business. Operations do, however, continue on a very limited basis. The revenue and net income in 1997 related to this area was not material.

     Carpet Division

     Through its wholly owned subsidiary, Buchanan Industries, Inc., the Company manufactures specialty carpets under the Forum Contract Carpet name for hospitality, restaurant, health care and corporate markets. Under the Condor name the Company manufactures carpets for the manufactured housing, recreational vehicle and automotive industries. The Division produces approximately 10 million square yards of carpet annually.

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

     Marketing, Customer Dependency and Seasonality

         The Company markets its products through a direct sales force which is assigned to the areas of either textile fibers, plastics, construction reinforcement, carpet sales, pigments and additives or yarn. The Company also utilizes sales agents in international markets for fiber and pigment sales and certain domestic markets for carpet sales. The sales representative in each area of sales is then assigned a geographic area of responsibility. The Company has a diverse customer base and does not experience seasonality in sales volume.

     Raw Materials

     Fibers and Recycling Division

     The Company uses plastic waste products such as post-consumer polyester beverage bottles, post-industrial fiber waste, film producer waste and off-class packaging resins as its primary raw materials to manufacture textile staple fiber and plastic pellets. In recent years, the cost of plastic waste products used by the Company has been less than the cost of using petrochemical feedstocks. The Company's raw material costs compare favorably to comparable raw material costs of producers that use virgin petrochemical feedstocks, but there can be no assurance that the cost of the Company's raw materials will remain lower than the cost of petrochemical feedstocks in the future. Beginning in the latter part of 1995 and through the first quarter of 1998, the Company has focused on post- industrial fiber waste, film producer waste and off-class packaging resins as its primary raw material sources and has reduced its reliance on post-consumer PET beverage bottles as a raw material source because industrial fiber waste, film producer waste and off-class packaging resins are currently less expensive than post-consumer PET beverage bottles. The Company changes the mix of raw materials used based on a number of factors which include cost, availability and end-products to be produced.

     The Company generally maintains raw material inventories of at least 35 to 52 million pounds, which is adequate for approximately three to four months of production. Beginning in the latter part of 1995 and through the first quarter of 1998, the supply of raw material returned to normal levels from the lower levels experienced during a significant portion of 1995.

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

     The demand for synthetic fibers and related products tends to vary with general economic conditions in the United States and the level of foreign imports. An increase in foreign imports can result in generally lower sales prices and more intense competition among major fiber producers, particularly for commodity products. For example, the Company's average sales price per pound for all of its fiber products ranged from a low of $0.6301 in 1991 to a high of $0.826 in 1995.

     The Company competes on the basis of price, quality, and its ability to produce custom orders of solution-dyed fibers on relatively short notice. Although the Company has increased its sales of higher value solution-dyed fibers, it also has increased its overall production capacity. As a result, the Company continues to sell a majority of its production as commodity products, such as dry or slippery fiberfill, which are subject to greater price competition.

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

     Employees

     As of December 31, 1997, the Company employed approximately 1012 persons, of whom approximately 217 employees were in management, sales and administration and the balance of whom were involved in the manufacturing process. None of the Company's employees are covered by a collective bargaining agreement. The Company believes it has a good relationship with its employees.

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


Item 2.  Properties

     The location and general description of the principal properties owned or leased (the majority of which are leased on a month to month basis) by the Company as of December 31, 1997 are set forth in the table below:

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

Dalton, Georgia            Carpet Warehousing                   103,000                 Leased

Laurens, South Carolina    Yarn Manufacturing and
                              Warehousing                       123,670                 Owned

     The Company considers the facilities suitable and adequate for its operations.
----------------------------------


Item 3.  Legal Proceedings


     In March 1995, litigation was commenced by a shareholder of the Company against the Company and James F. Martin, Chairman and Chief Executive Officer of the Company, in the United States District Court for the District of South Carolina, Greenville Division. In the litigation, the plaintiff alleged, among other things, that the Company failed to prepare its financial statements in accordance with generally accepted accounting principles and issued false and misleading business and financial information to the investing public which misstated the Company's financial condition, earnings and prospects, in violation of the Federal securities laws and common law. The plaintiff sought to have the action certified as a class action on behalf of non-insider shareholders who purchased the common stock of the Company from April 21, 1993 through February 28, 1995. A definitive written settlement agreement was reached with the class plaintiff under which the Company's settlement liability was fixed at $2,000,000. By order dated March 12, 1997, the United States District Court certified the class in the matter, appointed the class plaintiffs' counsel as settlement administrator and gave preliminary approval to the settlement. The settlement was funded by the Company on March 20, 1997. In exchange for a written release, the Company's insurance carrier provided $850,000 of this amount. Final settlement of the matter was approved by the Court on September 10, 1997.


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

     As of March 30, 1998, the Company had approximately 1400 stockholders based on the number of holders of record and an estimate of the number of individual participants represented by security position listings.


                                                         1997
                                                ----------------------
                                                High              Low
                                                ----------------------

First Quarter                                   8 3/4             6 5/8
Second Quarter                                  8 1/4             7 1/8
Third Quarter                                   8 1/2             7 1/4
Fourth Quarter                                  8 5/8             4 1/2

For the Year                                    8 3/4             4 1/2


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
Third Quarter                                   6 3/8             4 5/8
Fourth Quarter                                  8 1/4             5 3/4

For the Year                                    8 1/4             3 1/4



Item 6.  Selected Financial Data

     The following table sets forth selected income statement, pro forma, and balance sheet data of the Company. The selected income statement and balance sheet data for each of the five years in the period ended

December 31, 1997 are derived from the financial statements of the Company. The audited financial statements for the three most recent years appear elsewhere herein. The pro forma information is unaudited and reflects the effect of the income tax provision that would have been made for year ended December 31, 1993 if the Company's income had been taxable to the Company rather than directly to its shareholders during a portion of the year. The data presented below should be read in conjunction with the audited financial statements, including the related notes thereto, included elsewhere in this report.

                                                                                        Year Ended December 31,
                                                                --------------------------------------------------------------------
                                                                    1997         1996          1995          1994          1993
                                                                ---------     ---------     ---------     ---------      --------
                                                                                   (In thousands, except per share data)
Statements of Income Data:
Net sales ...........................................           $ 120,502     $ 114,416     $ 116,970     $ 102,493      $ 73,971
   Cost of sales ....................................             100,590        91,453        95,265        89,229        63,051
                                                                ---------     ---------     ---------     ---------      --------

Gross profit ........................................              19,912        22,963        21,705        13,264        10,920
   Selling, general and administrative
     expenses .......................................              14,733        12,026        12,611         9,624         5,153
                                                                ---------     ---------     ---------     ---------      --------

Operating income ....................................               5,179        10,937         9,094         3,640         5,767
   Interest expense, net ............................              (4,334)       (4,335)       (4,658)       (3,366)       (2,055)
   Other income .....................................                 464           234           244           141           121
                                                                ---------     ---------     ---------     ---------      --------

Income before income taxes ..........................               1,309         6,836         4,680           415         3,833
Provision for income taxes ..........................                 281         2,402         1,724           204         2,183
                                                                ---------     ---------     ---------     ---------      --------

Income before extraordinary item ....................               1,028         4,434         2,956           211         1,650
Extraordinary item:  Extinguishment of debt
   (less applicable income tax benefit of $68)  .....                   -             -             -          (117)            -
                                                                ---------     ---------     ---------     ---------      --------
Net income ..........................................           $   1,028     $   4,434     $   2,956     $      94      $  1,650
                                                                =========     =========     =========     =========      ========
Income before extraordinary item
   per share (5) ....................................           $    0.15     $    0.67     $    0.44     $    0.03      $   0.28
                                                                =========     =========     =========     =========      ========
Net income per share (5) ............................           $    0.15     $    0.67     $    0.44     $    0.01      $   0.28
                                                                =========     =========     =========     =========      ========

Net income per share -
   assuming dilution (5) ............................           $    0.15     $    0.65     $    0.44     $    0.01      $   0.28
                                                                =========     =========     =========     =========      ========

Pro forma net income data:
Net income before income taxes and
   extraordinary item, as reported ..................           $   1,309     $   6,836     $   4,680     $     415      $  3,833
Pro forma income tax provision (1) ..................                 281         2,402         1,724           204         1,403
                                                                ---------     ---------     ---------     ---------      --------

Pro forma income before
   extraordinary item ...............................               1,028         4,434         2,956           211         2,430
Pro forma extraordinary item, net of
   income tax benefit ...............................                   -             -             -          (117)            -
                                                                ---------     ---------     ---------     ---------      --------

Pro forma net income (1) ............................           $   1,028     $   4,434     $   2,956     $      94      $  2,430
                                                                =========     =========     =========     =========      ========

Pro forma income before extraordinary
   item per share ...................................           $    0.15     $    0.67     $    0.44     $    0.03      $   0.41
                                                                =========     =========     =========     =========      ========

Pro forma net income per share (1)(2)(5) ............           $    0.15     $    0.67     $    0.44     $    0.01      $   0.41
                                                                =========     =========     =========     =========      ========

Weighted average shares outstanding (4) .............               6,705         6,660         6,657         6,590      $  5,985
                                                                =========     =========     =========     =========      ========

                                                        10


                                                                                           December 31,
                                                        ----------------------------------------------------------------------------
                                                          1997              1996              1995             1994             1993
                                                        --------          --------          --------         --------         ------
                                                                                          (In thousands)

Balance Sheet Data:

Working capital ...............................         $ 38,424         $ 30,479         $ 27,969         $ 10,910         $ 11,126
Property, plant and equipment, net ............           42,772           42,873           40,214           39,294           27,055
Total assets ..................................          115,847          102,616           94,966           93,678           71,491
Total short-term debt(3) ......................            9,149            6,725            4,472           24,577           24,604
Total long-term debt(3) .......................           51,065           44,429           45,168           30,315           16,624
Shareholders' equity ..........................           31,432           30,173           25,632           22,656           21,008

--------------------

(1) For the period from January 1, 1993 until April 21, 1993, the Company was an S Corporation for federal and state income tax purposes and, accordingly, was not subject to corporate income taxes. The pro forma information has been computed as if the Company were subject to corporate income taxes for all periods presented, based on the tax laws in effect during the respective periods.

(2) Supplemental earnings per share for 1993, assuming the initial public offering (which was effected April 21, 1993) was consummated on January 1, 1993, would be $0.41 per share.

(3)  Includes notes payable to shareholders for period ending 1993.

(4)  On March 2, 1993, the Company  effected a 6.01083-for-1  stock split of its
     outstanding  common  shares.  Accordingly,   the  weighted  average  shares
     outstanding have been restated to reflect the stock split.

(5) Per share amounts in prior years have been restated to conform with FASB No. 128 "Earnings per Share".


Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

     Safe Harbor for Forward-Looking Statements

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

     Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

     Results of Operations

     Net Sales. Net sales increased 5.3% to $120.5 million in the year ended December 31, 1997, from $114.4 million in the year ended December 31, 1996. This net sales increase is primarily related to an increase in net sales of the Pigment, Yarn and Carpet Divisions, after intercompany eliminations, to $57.9 million in the year ended December 31, 1997, from $44.5 million in the year ended December 31, 1996. The increase resulted primarily from an increased volume of sales in the Carpet Division.

     Net sales in the Fibers Division decreased by $7.2 million due to a decrease in PET fiber sales. PET fiber sales decreased due to a decrease in the average PET fiber sales price per pound to $0.675 in the year ended December 31, 1997, from $0.766 in the year ended December 31, 1996. The decrease was, however, partially offset by an increase in shipments to 94.8 million pounds in the year ended December 31, 1997, from 92.9 million pounds in the year ended December 31, 1996.

     Gross Profit. Gross profit decreased 13.3% to $19.9 million in the year ended December 31, 1997, as compared to $23.0 million in the year ended December 31, 1996. As a percentage of net sales, gross profit decreased to 16.5% in 1997 compared to 20.1% in 1996. The decrease in the gross profit percentage relates directly to the decreases in gross profit percentage in the Fibers and Carpet Divisions offset by slight increases in the Pigment and Yarn Divisions. The Carpet Division incurred a significant decrease in gross profit percentage due to unfavorable manufacturing variances and the discounted sale of excess inventory.

     Selling, General and Administrative. Selling, general and administrative expenses ("SG&A") were $14.7 million, or 12.2% of net sales in the year ended December 31, 1997, as compared to $12.0 million, or 10.5% of net sales in the year ended December 31, 1996. The increase in selling, general and administrative expenses is due primarily to the increase in net sales discussed above primarily related to the Carpet Division. The increase in SG&A expenses as a percentage of net sales is due to the sales growth of the Carpet Division which incurs higher selling, general and administrative expenses for its revenue than the other divisions.

     Interest Expense. Interest expense was $4.3 million for the years ended December 31, 1997 and December 31, 1996. For the year ended December 31, 1997, the increase in the average outstanding debt balance compared to the year ended December 31, 1996 was offset by a decrease in the weighted average interest rate and a higher interest capitalization.

     Income Tax Provision. The income tax expense for the year ended December 31, 1997, was $281 thousand compared to $2.4 million for the year ended December 31, 1996. The change is directly due to the decrease in pretax income and a decrease in the effective income tax rate.

     Net Income and Net Income Per Share. Net income decreased to $1.0 million or $0.15 per share for the year ended December 31, 1997, compared to $4.4 million or $0.67 per share for the year ended December 31, 1996. The decrease related directly to decreases in gross profit and gross profit percentage and an increase in selling, general and administrative expenses.


     Financial Condition

     Current assets increased to $66.3 million at December 31, 1997 from $53.3 million at December 31, 1996. The increase was primarily related to an increase in accounts receivable by $3.2 million, and an increase in inventories by $9.8 million. The change in accounts receivable resulted directly from higher fourth quarter sales in 1997 of $31.4 million versus $27.7 million in the fourth quarter of 1996. The increase in inventories was primarily related to an increase in inventories at the Carpet Division due directly to the growth in sales volume during the year which required a larger inventory.

     The decrease in other assets is due directly to an amount which was reimbursed via an insurance contract for the stop loss portion related to the Company's health insurance plan. The Company is self insured up to a certain amount and has an insurance policy for amounts greater than a stated amount.

     Current liabilities increased by $5.0 million primarily due to an increase in the current portion of debt by $2.4 million and an increase in accounts payable and accrued expenses by $2.6 million.

     The increase in accounts payable and accrued expenses was primarily related to the increase in inventories and the timing of purchases and cash disbursements. The increase in debt relates directly to the growth in accounts receivable and inventory discussed above.

     Outlook

     Demand for polyester fibers is expected to remain relatively stable for 1998. The large declines in worldwide selling prices of polyester fiber throughout 1996 and 1997 are expected to stabilize for 1998. The strong demand for the Company's carpet production that has been experienced over the last three years is expected to decrease in 1998. The Company has based its plans for 1998 on these expectations. These matters are, however, beyond the Company's control and could vary substantially from the Company's expectations.



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

     Gross Profit. Gross profit increased 6.0% to $23.0 million in 1996 as compared to $21.7 million in 1995. As a percentage of net sales, gross profit increased to 20.1% in 1996 compared to 18.6% in 1995. The increase in the gross profit percentage relates directly to the increases in gross profit percentage in the Fibers, Pigment, and Yarn Divisions offset by a slight decrease in the gross profit percentage in the Carpet Division.

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


     Liquidity and Capital Resources

     The Company used cash in operations of $4.3 million for the year ended December 31, 1997, compared to cash generated from operations of $5.7 million for the year ended December 31, 1996. The increase in cash used in operations was primarily the result of increases in net operating assets and liabilities, primarily an increase in inventories and accounts receivable, partially offset by an increase in accounts payable and accrued expenses.

     Net cash used in investing activities amounted to $4.9 million in the year ended December 31, 1997, compared to $7.1 million in the year ended December 31, 1996. The Company decreased its investment in property, plant, and equipment during the year ended December 31, 1997, by $2.6 million compared to the year ended December 31, 1996.

     Net cash provided by financing activities amounted to $9.2 million for the year ended December 31, 1997, compared to $1.6 million for the year ended December 31, 1996. The change occurred primarily due to the increase in net cash used in operating activities discussed above.

     The Company's loan agreements with financial institutions contain a number of restrictive covenants. See Note 6 of Notes to Financial Statements. At December 31, 1997, the Company was in violation of certain loan covenants under a debt agreement with NationsBank. The Bank, in a letter dated March 4, 1998, agreed to waive those violations.

     In March of 1997, the Company entered into a $5 million capital expenditure term loan to fund $2 million of 1996 capital expenditures, which were previously funded under the revolving line of credit agreement, and $3 million of 1997 capital expenditures.

     On March 4, 1998, the Company amended its revolving line of credit agreement to increase its borrowings from $30 million, or an agreed upon borrowing base to $32.5 million, or an agreed upon borrowing base until June 2, 1998.

     The Company believes that the financial resources available to it under its revolving line of credit and other internally generated funds will be sufficient to adequately meet its foreseeable working capital and capital expenditures requirements. The internally generated funds will primarily be generated from a reduction in inventories.

     Year 2000

     The Company has made an initial assessment of certain computer systems' compatibility with the "Year 2000" issue and has determined that it will need to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the Year 2000 and beyond. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems. The Company will utilize both internal and external resources to reprogram, or replace, and test the software for the Year 2000 modifications. Management does not currently expect the total costs of the Year 2000 conversion project to be material to the financial condition of the Company taken as a whole. The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those anticipated. Specific factors that might cause material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

Item 8.  Financial Statements and Supplementary Data




                              Martin Color-Fi, Inc.

                        Consolidated Financial Statements






List of Financial Statements

Report of Independent Auditors.............................................17

Audited Consolidated Financial Statements

    Consolidated Balance Sheets............................................18
    Consolidated Statements of Income......................................20
    Consolidated Statements of Shareholders' Equity........................21
    Consolidated Statements of Cash Flows..................................22
    Notes to Consolidated Financial Statements.............................25

                Report of Ernst & Young LLP, Independent Auditors


The Board of Directors and Shareholders
Martin Color-Fi, Inc.


We have audited the accompanying consolidated balance sheets of Martin Color-Fi, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Martin Color-Fi, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations, and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                    ERNST & YOUNG LLP


Greenville, South Carolina
February 13, 1998,
except for the last paragraph of Footnote 6, as to which the date is March 4, 1998

                              Martin Color-Fi, Inc.

                           Consolidated Balance Sheets

                    (In Thousands, except Share Related Data)



                                                                             December 31,
                                                                    1997                   1996
                                                                 --------                --------

Assets
Current assets:
  Cash ......................................................    $    259                $    272
  Accounts receivable, less allowance of $200
    in 1997 and $150 in 1996 ................................      15,789                  12,622
  Inventories (Note 4) ......................................      48,430                  38,678
  Prepaid expenses ..........................................       1,179                     881
  Income tax receivable .....................................         611                       -
  Other assets ..............................................           -                     856
                                                                 --------                --------

Total current assets ........................................      66,268                  53,309

Property, plant and equipment, net (Note 5) .................      42,772                  42,873

Goodwill (net of accumulated amortization of $732
  and $500 for 1997 and 1996, respectively) .................       5,446                   5,091

Other assets ................................................       1,361                   1,343
                                                                 --------                --------

Total assets ................................................    $115,847                $102,616
                                                                 ========                ========

                              Martin Color-Fi, Inc.

                     Consolidated Balance Sheets (continued)

                    (In Thousands, except Share Related Data)



                                                                                December 31,
                                                                          1997                1996
                                                                        --------            --------

Liabilities and shareholders' equity

Current liabilities:
  Accounts payable and accrued expenses .........................       $ 18,695            $ 16,105
  Current portion of debt (Note 6) ..............................          9,149               6,725
                                                                        --------            --------

Total current liabilities .......................................         27,844              22,830

Deferred income taxes (Note 9) ..................................          5,506               5,184

Long-term portion of debt (Note 6) ..............................         51,065              44,429

Shareholders' equity:
  Common stock, no par value:
    Authorized shares - 50,000,000 in 1997 and 1996
    Issued and outstanding shares - 6,730,284 and
      6,681,479 in 1997 and 1996, respectively ..................            832                 832
  Additional paid-in capital ....................................         20,092              19,861
  Retained earnings .............................................         10,508               9,480
                                                                        --------            --------

Total shareholders' equity ......................................         31,432              30,173
                                                                        --------            --------

Total liabilities and shareholders' equity ......................       $115,847            $102,616
                                                                        ========            ========




See accompanying notes.

                              Martin Color-Fi, Inc.

                        Consolidated Statements of Income

                    (In Thousands, except Share Related Data)



                                                                                   Year Ended December 31,
                                                                      1997                    1996               1995
                                                                  -----------             -----------         -----------


Net sales ...............................................         $   120,502             $   114,416         $   116,970
Cost of sales ...........................................             100,590                  91,453              95,265
                                                                  -----------             -----------         -----------

Gross profit ............................................              19,912                  22,963              21,705
Selling, general and administrative expenses ............              14,733                  12,026              12,611
                                                                  -----------             -----------         -----------

Operating income ........................................               5,179                  10,937               9,094
Interest expense ........................................              (4,334)                 (4,335)             (4,658)
Other income ............................................                 464                     234                 244
                                                                  -----------             -----------         -----------

Income before income taxes ..............................               1,309                   6,836               4,680

Provision for income taxes (Notes 2 and 9) ..............                 281                   2,402               1,724
                                                                  -----------             -----------         -----------


Net income ..............................................         $     1,028             $     4,434         $     2,956
                                                                  ===========             ===========         ===========

Net income per share ....................................         $      0.15             $      0.67         $      0.44
                                                                  ===========             ===========         ===========

Net income per share - assuming dilution ................         $      0.15             $      0.65         $      0.44
                                                                  ===========             ===========         ===========


Weighted average shares outstanding (Note 2) ............           6,705,464               6,660,356           6,657,483
                                                                  ===========             ===========         ===========



See accompanying notes.

                              Martin Color-Fi, Inc.

                 Consolidated Statements of Shareholders' Equity

                    (In Thousands, except Share Related Data)

                                                                                                                Notes
                                                                                 Additional                   Receivable
                                                           Common Stock           Paid-In      Retained          from
                                                      Shares        Amount        Capital      Earnings      Shareholders      Total
                                                     ---------     ---------     ---------     ---------     -------------   -------

Balance at December 31, 1994 ...................     6,657,483     $     832     $  19,754     $   2,090          ($20)      $22,656

  Net reduction in notes receivable from
    shareholders ...............................             -             -             -             -            20            20
  1995 net income ..............................             -             -             -         2,956             -         2,956
                                                     ---------     ---------     ---------     ---------          ----       -------

Balance at December 31, 1995 ...................     6,657,483           832        19,754         5,046             0        25,632

  Exercise of stock options ....................        23,996             -           107             -             -           107
  1996 net income ..............................             -             -             -         4,434             -         4,434
                                                     ---------     ---------     ---------     ---------          ----       -------

Balance at December 31, 1996 ...................     6,681,479           832        19,861         9,480             0        30,173

  Exercise of stock options ....................        48,805             -           231             -             -           231
  1997 net income ..............................             -             -             -         1,028             -         1,028
                                                     ---------     ---------     ---------     ---------          ----       -------

Balance at December 31, 1997 ...................     6,730,284     $     832     $  20,092     $  10,508     $       0     $  31,432
                                                     =========     =========     =========     =========     =========     =========



See accompanying notes.

                              Martin Color-Fi, Inc.

                      Consolidated Statements of Cash Flows

                                 (In Thousands)



                                                                                                Year Ended December 31,
                                                                                     1997                1996               1995
                                                                                   --------            --------            --------

Operating activities
Net income .............................................................           $  1,028            $  4,434            $  2,956
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization ......................................              4,535               4,222               3,951
    Provision for doubtful accounts ....................................                113                  71                  38
    Deferred income taxes ..............................................                322               1,123                 929
    Loss on sale of equipment ..........................................                 34                  27                  85
    Changes in operating assets and liabilities:
      Accounts receivable ..............................................             (3,280)             (2,290)              3,633
      Income tax receivable ............................................               (611)                 51                 913
      Inventories ......................................................             (9,752)             (1,756)             (4,489)
      Other assets .....................................................                976                (417)                461
      Prepaid expenses .................................................               (298)               (229)               (178)
      Accounts payable and accrued expenses ............................              2,590                 506               2,830
                                                                                   --------            --------            --------


Net cash (used in) provided by operating activities ....................             (4,343)              5,742              11,129

Investing activities
Purchases of property, plant and equipment .............................             (4,031)             (6,653)             (4,809)
Purchase of assets from Dye Pigments and
  Custom Colorants, Inc. and Custom Polymer
  Additives and Colors, Inc. ...........................................               (575)               (575)               (600)
Deposits on purchase of equipment ......................................               (239)               (139)               (678)
Net proceeds from sale of equipment ....................................                 38                 206                 210
Other ..................................................................                (66)                 94                (281)
                                                                                   --------            --------            --------

Net cash used in investing activities ..................................             (4,873)             (7,067)             (6,158)

                              Martin Color-Fi, Inc.

                Consolidated Statements of Cash Flows (continued)

                                 (In Thousands)



                                                                                               Year Ended December 31,
                                                                                     1997                1996                1995
                                                                                   --------            --------            --------

Financing activities
Borrowings under line of credit ........................................           $ 40,654            $ 40,407            $ 42,409
Payments on line of credit .............................................            (30,697)            (37,734)            (46,085)
Additional loan costs ..................................................                (88)                (36)                (38)
Proceeds from issuance of long-term debt ...............................              5,133               3,000               3,000
Principal payments on long-term debt ...................................             (6,030)             (4,159)             (4,576)
Proceeds from net shareholder debt .....................................                  -                   -                  20
Proceeds from issuance of common stock .................................                231                 107                   -
                                                                                   --------            --------            --------

Net cash provided by (used in) financing activities ....................              9,203               1,585              (5,270)
                                                                                   --------            --------            --------

Net increase (decrease) in cash and cash equivalents ...................                (13)                260                (299)

Cash at beginning of year ..............................................                272                  12                 311
                                                                                   --------            --------            --------

Cash at end of year ....................................................           $    259            $    272            $     12
                                                                                   ========            ========            ========

Supplemental disclosures of cash flow
information
Cash paid during the year for interest (net of
  amounts capitalized) .................................................           $  4,284            $  4,347            $  4,697
Income taxes paid ......................................................                607               1,203                 874

                              Martin Color-Fi, Inc.

                Consolidated Statements of Cash Flows (continued)

                                 (In Thousands)



Supplemental Schedule of Noncash Investing and Financing Activities

In 1997, 1996, and 1995, the Company recorded additional goodwill, other assets, and liabilities totaling approximately $575 in 1997 and 1996, and $600 in 1995 related to contingent consideration determined in those years for the acquisition of the assets of Dye Pigments and Custom Colorants, Inc. and Custom Polymer Additives and Colors, Inc. which occurred during 1993.





See accompanying notes.

                              Martin Color-Fi, Inc.

                   Notes to Consolidated Financial Statements
                        (In Thousands Except Share Data)

                                December 31, 1997



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

Use of Estimates

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

                              Martin Color-Fi, Inc.

                   Notes to Consolidated Financial Statements
                        (In Thousands Except Share Data)



2. Summary of Significant Accounting Policies (continued)

Property, Plant and Equipment

Property, plant and equipment is recorded at cost. For financial reporting purposes, depreciation is computed by the straight-line method over the estimated useful lives of the assets. For income tax purposes, depreciation is computed principally by an accelerated method using recovery periods allowed by the Internal Revenue Code.

The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

Intangible Assets

Costs in excess of identified net assets acquired in business combinations are amortized by the straight-line method over 25 years. The carrying value of goodwill is reviewed at each balance sheet date to determine if it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of the goodwill is reduced by the estimated shortfall of discounted cash flows.

Loan costs are amortized over the life of the related loan. Amortization of these costs was approximately $89, $60, and $46 for the years ended December 31, 1997, 1996, and 1995, respectively.

Revenue Recognition

Sales are generally recorded when products are shipped to customers. Provision for normal sales allowances are made at the time of sale and classified as sales reductions.

Advertising Costs

The Company expenses all advertising costs as incurred in accordance with the provisions of SOP 93-7 "Reporting on Advertising Costs". Advertising costs were $474, $271, and $281 for 1997, 1996, and 1995, respectively.

                              Martin Color-Fi, Inc.

                        (In Thousands Except Share Data)



2. Summary of Significant Accounting Policies (continued)

Earnings Per Share

In 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share". Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

Stock Options

The Company accounts for stock options under Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees." (See Note 10.)

Reclassifications

Certain reclassifications have been made to the 1996 and 1995 financial statements to conform to the 1997 presentation.

New Accounting Standards

The Financial Accounting Standards Board has issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for financial statements for fiscal years ending after December 31, 1997. This standard establishes standards for the reporting and display of comprehensive income which is defined under SFAS No. 130 as "the change in equity (net assets) during a period from transactions and other events and circumstances from nonowner sources." The Company plans to implement SFAS No. 130 during the first quarter of fiscal year 1998 and, based on current circumstances, does not believe the effect of adoption will be material.

The Financial Accounting Standards Board has also issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" which is effective for years beginning after December 15, 1997. SFAS 131 establishes standards for the way that business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company will adopt the new requirements retroactively in 1998. Management anticipates that the adoption of this statement may affect the disclosure of segment information.

                              Martin Color-Fi, Inc.

             Notes to Consolidated Financial Statements (continued)
                        (In Thousands Except Share Data)



3. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                                                                Year Ended December 31,
                                                                                    1997                 1996               1995
                                                                                  ----------          ----------          ----------

Numerator:
  Numerator for earnings per share .....................................          $    1,028          $    4,434          $    2,956

  Effect of dilutive securities:
    Subordinated 5% convertible note payable ...........................                   -                 105                 100
    Subordinated 6% convertible note payable ...........................                   -                   -                   7
                                                                                  ----------          ----------          ----------


  Numerator for earnings per share
    assuming dilution - after assumed conversions ......................          $    1,028          $    4,539          $    3,063

Denominator:
  Denominator for earnings per share -
    weighted-average shares ............................................           6,705,464           6,660,356           6,657,483

  Effect of dilutive securities:
    Employee stock options .............................................              29,014              18,465                   -
    Subordinated 5% convertible note payable ...........................                   -             286,364             286,364
    Subordinated 6% convertible note payable ...........................                   -                   -              18,004
                                                                                  ----------          ----------          ----------


  Dilutive potential common shares .....................................              29,014             304,829             304,368
    Denominator for earnings per share
      assuming dilution - adjusted weighted-average
      shares and assumed conversions ...................................           6,734,478           6,965,185           6,961,851
                                                                                  ==========          ==========          ==========


  Earnings per share ...................................................          $     0.15          $     0.67          $     0.44
                                                                                  ==========          ==========          ==========



  Earnings per share - assuming dilution ...............................          $     0.15          $     0.65          $     0.44
                                                                                  ==========          ==========          ==========

                             Martin Color-Fi, Inc.

             Notes to Consolidated Financial Statements (continued)
                        (In Thousands Except Share Data)



3. Earnings Per Share (continued)

Debt of $2,100 at December 31, 1997, ($3,150 at December 31, 1996) convertible into common stock at $11 per share was outstanding during 1997, but was not included in the computation of earnings per share assuming dilution because adding after-tax interest to the numerator resulted in an effect which was antidilutive.


4. Inventories

Inventories consist of the following:

                                                           December 31,
                                                        1997              1996
                                                      --------         --------

Raw materials .................................       $28,868            $25,963
Finished goods ................................        19,562             12,715
                                                      -------            -------


                                                      $48,430            $38,678
                                                      =======            =======



5. Property, Plant and Equipment

Property, plant and equipment consist of the following:

                                                             December 31,
                                                        1997              1996
                                                      --------         --------

Land and buildings ............................       $ 14,354         $ 13,794
Machinery and equipment .......................         45,891           38,714
Furniture and fixtures ........................          4,389            3,523
Machinery and equipment under construction ....            658            5,359
                                                      --------         --------

                                                        65,292           61,390
Accumulated depreciation ......................        (22,520)         (18,517)
                                                      --------         --------

Net property, plant and equipment .............       $ 42,772         $ 42,873
                                                      ========         ========

                              Martin Color-Fi, Inc.

             Notes to Consolidated Financial Statements (continued)
                        (In Thousands Except Share Data)



5. Property, Plant and Equipment (continued)

Depreciation expense of approximately $4,049, $3,761, and $3,594 was recorded for the years ended December 31, 1997, 1996, and 1995, respectively.

Interest of approximately $338, $234, and $55 was capitalized on qualifying assets for the years ended December 31, 1997, 1996, and 1995, respectively.

At December 31, 1997, the Company had commitments to spend approximately $199 to purchase other machinery and equipment.

6. Debt

The Company's revolving line of credit agreement with a bank provides for borrowings not to exceed the lesser of $30,000 or an agreed upon borrowing base. The borrowing base is calculated based on accounts receivable and inventory balances. The line of credit bears interest at the lower of prime or an adjusted LIBOR rate based on the Company's "leverage ratio", as defined in the revolving line of credit agreement, adjusted monthly. At December 31, 1997, the interest rate was adjusted LIBOR plus 240 basis points, or 8.26%. This agreement was amended effective September 30, 1997, which extended the maturity date to June 2, 1999. A single principal payment is due at maturity, with interest payable monthly. At December 31, 1997, the balance outstanding was $29,900. The Company anticipates making payments on the loan in 1998 based on a borrowing base formula; therefore $3,000 of the amount outstanding at December 31, 1997, is classified as a current liability. The unused line of credit available is $100 at December 31, 1997. At December 31, 1997, under the revolving line of credit agreement, the Company has available letters of credit in the aggregate principal amount up to $100. There were no amounts outstanding under letters of credit at December 31, 1997.

The Company also has term loan agreements, amended effective September 30, 1997, with a bank which provides for borrowings up to $41,310. The term loans bear interest at the lower of prime plus 1/8% or an adjusted LIBOR rate based on the Company's "leverage ratio", as defined in the term loan credit agreements, adjusted monthly. At December 31, 1997, the interest rate was adjusted LIBOR plus 265 basis points, or 8.51%. The terms of the loans include monthly principal payments of approximately $401 plus interest. The loans also require a principal payment each year equal to 25% of the previous years' net income if the debt to tangible net worth is greater than 1.75 to 1. The loans mature on June 2, 1999.

The agreements with the bank contain several restrictive covenants requiring, among other matters, a minimum debt service ratio, a maximum ratio of indebtedness to net worth, and restrictions on the payment of dividends.
The loans are collateralized by all Company assets.

                              Martin Color-Fi, Inc.

                        (In Thousands Except Share Data)



6. Debt (continued)

The following is a summary of debt:


                                                                                                       December 31,
                                                                                                   1997          1996
                                                                                                 -------       -------

Term loan with a bank ....................................................................       $23,178       $27,868

Term loan with a bank ....................................................................         4,866             -

Revolving line of credit with a bank .....................................................        29,900        19,943

Subordinated  convertible note payable to the former owners of Palmetto Spinning
  Corporation.  The note  provides  for  quarterly  interest  payments at 5% and annual principal payments of $1,050 beginning on June 13, 1997, with the
  note maturing on June 13, 1999 .........................................................         2,100         3,150

Note payable to former shareholder in monthly installments of $3, which includes principal plus interest at 8%, due
  June 2003 ..............................................................................           170           193
                                                                                                 -------       -------

                                                                                                  60,214        51,154

Less current portion .....................................................................         9,149         6,725
                                                                                                 -------       -------

                                                                                                 $51,065       $44,429
                                                                                                 =======       =======

On March 4, 1998, the debt agreements with the bank discussed above were amended effective September 30, 1997. The amendments provided for changes in the borrowing base formula and increased the borrowings under the revolving line of credit not to exceed $32,500 or an agreed upon borrowing base until June 2, 1998. At December 31, 1997, the Company was in violation of certain loan covenants under the debt agreements. The bank, in a letter dated March 4, 1998, agreed to waive these violations.

                              Martin Color-Fi, Inc.

             Notes to Consolidated Financial Statements (continued)
                        (In Thousands Except Share Data)



6. Debt (continued)

Maturities of debt after December 31, 1997, are as follows:


         1998                                            $ 9,149
         1999                                             50,948
         2000                                                 30
         2001                                                 33
         2002                                                 35
         Thereafter                                           19
                                                         -------

                                                         $60,214
                                                         =======


7. Profit Sharing Plan

The Company's defined contribution profit-sharing plan covers all eligible employees of the Company. The plan provides for voluntary contributions at the election of the employee. The Company's contribution is one-half or seventy-five percent of the employees' contribution up to a maximum matching contribution of two and one-half percent or three and three-fourths percent of the employee's salary. The Company's matching contribution percentage is determined based on the investment vehicle selected by the employee. Additionally, the Company's Board of Directors can authorize a discretionary contribution to the plan. This discretionary amount was $25, $25, and $75 for the years ended December 31, 1997, 1996, and 1995, respectively. For the years ended December 31, 1997, 1996, and 1995, the Company made total contributions (including the discretionary amount) to the plan of $290, $295, and $350, respectively.

8. Leases

On February 1, 1995, the Company entered into a lease agreement for a new Corporate Office facility from an entity controlled by the Chairman and Chief Executive Officer of the Company. The term of the lease is for 12 years and requires monthly payments of approximately $4. Rent expense for the Corporate Office in 1997, 1996, and 1995 was $50, $50, and $46, respectively.

The majority of the Company's remaining leases for its facilities and equipment are with unrelated parties under monthly operating leases. The Company has the option to purchase one of its warehouse facilities for $2,100 upon giving notice within 60 days of the end of the lease term. Total rent expense for all operating leases was $1,997, $1,508, and $1,558 for the years ended December 31, 1997, 1996, and 1995, respectively.

                              Martin Color-Fi, Inc.

             Notes to Consolidated Financial Statements (continued)
                        (In Thousands Except Share Data)


8. Leases (continued)

Future minimum rental payments under noncancelable operating leases as of December 31, 1997, are as follows:


         1998                                  $  979
         1999                                     659
         2000                                     544
         2001                                     332
         2002                                      95
         Thereafter                               255
                                               ------

                                               $2,864
                                               ======

                              Martin Color-Fi, Inc.

             Notes to Consolidated Financial Statements (continued)
                        (In Thousands Except Share Data)



9. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:



                                                                                                                December 31,
                                                                                                       1997                    1996
                                                                                                      ------                  ------

Deferred tax liabilities:
  Tax over book depreciation .......................................................                  $7,201                  $6,984
  Other ............................................................................                     675                     531
                                                                                                      ------                  ------

Total deferred tax liabilities .....................................................                   7,876                   7,515

Deferred tax assets:
  Tax inventory value over book ....................................................                     186                     218
  Allowance for doubtful accounts and accruals .....................................                     207                     532
  Alternative minimum tax credits ..................................................                     937                     941
  Net operating loss carryforwards .................................................                     925                     640
  Job tax credits ..................................................................                     115                       -
                                                                                                      ------                  ------

Total deferred tax assets ..........................................................                  $2,370                  $2,331
                                                                                                      ------                  ------

Net deferred tax liabilities over tax assets .......................................                  $5,506                  $5,184
                                                                                                      ======                  ======



At December 31, 1997, the Company has federal net operating loss carryforwards of $2,064 and state net operating loss carryforwards of $4,224 which expire from 2001 to 2011.

                              Martin Color-Fi, Inc.

             Notes to Consolidated Financial Statements (continued)
                        (In Thousands Except Share Data)



9. Income Taxes (continued)

The Company's effective income tax rate differs from the U.S. statutory rate as follows:

                                                                             Year Ended December 31,
                                                        1997                          1996                       1995
                                                 Amount       Percent         Amount         Percent      Amount        Percent
                                                -------       -------         -------        -------      -------       -------

Tax expense at U.S.
  statutory rate .......................        $   445            34         $ 2,324           34        $ 1,591           34
State income taxes,
  net of Federal benefit ...............             25             2              78            1             91            2
Change in effective state
  income tax rate,
  including net operating
  losses and credits ...................           (189)          (15)              -            -              -            -
Other ..................................              -             -               -            -             42            1
                                                -------          ----         -------          ---        -------         ----

                                                $   281            21         $ 2,402           35        $ 1,724           37
                                                =======          ====         =======          ===        =======         ====


The following information reflects the components of the provision for income taxes in 1997, 1996, and 1995:

                                                   Year Ended December 31,
                                              1997            1996         1995
                                              -----         ------        ------

         Income tax provision:
           Current:
             Federal ................        $  (47)        $1,201        $  753
             State ..................             6             78            42
           Deferred .................           322          1,123           929
                                              -----         ------        ------


                                              $ 281         $2,402        $1,724
                                              =====         ======        ======

                              Martin Color-Fi, Inc.

             Notes to Consolidated Financial Statements (continued)
                        (In Thousands Except Share Data)



10. Shareholders' Equity

Stock Options

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock- Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The Company has three stock option plans for the purpose of providing incentives for retaining qualified and competent employees or for rewarding employees for past performance. The 1993 and 1994 Incentive Stock Option and Stock Appreciation Rights Plans (the "Qualified Plans") permit the grant of options to purchase an aggregate of up to 600,000 shares of common stock of the Company. The Qualified Plans also provide for the granting of up to 600,000 stock appreciation rights ("SARs") in tandem with stock options. Under the Qualified Plans, incentive stock options (Incentive Stock Options qualify for special tax treatment under Section 422 of the Internal Revenue Code of 1986, as amended), non-qualified options or SARs may be issued at the discretion of the Stock Option Committee of the Board of Directors. The 1993 Non-Qualified Stock Option Plan (the "Non-Qualified Plan") permits the grant of stock options to purchase an aggregate of up to 16,000 shares of common stock of the Company (Stock options issued under the Non-Qualified Plan do not qualify for favorable tax treatment under Section 422 of the Internal Revenue Code of 1986). No stock appreciation rights have been granted under either plan as of December 31, 1997.

Participants under these plans include employees, executive officers, key employees and former employees of the Company. The per share exercise price of each stock option issued under the Qualified Plan is not less than the fair market value of the stock on the date of the grant, or in case of a shareholder owning more than 10% of the outstanding stock of the Company, the price is not less than 110% of such fair market value on the date of grant. The exercise price of each stock option issued under the Non-Qualified Plan is not required to be at the fair market value of the stock on the date of grant. Options granted under the 1993 Qualified Plan have five-year terms and options granted under the 1994 Qualified Plan have ten-year terms. All options vest one-third at the end of six months, eighteen months, and thirty months of continued employment.

                              Martin Color-Fi, Inc.

             Notes to Consolidated Financial Statements (continued)
                        (In Thousands Except Share Data)



10. Shareholders' Equity (continued)

The following table summarizes stock option transactions during 1997, 1996, and 1995.

                                             December 31, 1997              December 31, 1996              December 31, 1995
                                                        Weighted                       Weighted                        Weighted
                                                        Average                        Average                         Average
                                                        Exercise                       Exercise                        Exercise
                                           Shares       Price             Shares       Price             Shares        Price
                                           -------      ------            -------      ------            -------       -------
Options outstanding
  at beginning of
  period ...........................       295,501      $ 7.12            244,500      $ 9.10            235,000       $ 11.38
Granted ............................       224,000      $ 6.88            163,500      $ 4.25             84,000       $  4.63
Canceled ...........................       (65,176)     $ 7.95            (88,503)     $ 8.57            (74,500)      $ 11.23
Exercised ..........................       (48,805)     $ 4.72            (23,996)     $ 4.47                  -             -
                                           -------      ------            -------      ------            -------       -------

Options outstanding
  at end of period .................       405,520      $ 7.14            295,501      $ 7.12            244,500       $  9.10
                                           -------      ------            -------      ------            -------       -------

Options exercisable
  at end of period .................       240,793      $ 7.52            184,789      $ 8.50            159,640       $ 10.16
                                           -------      ------            -------      ------            -------       -------

Options available
  for grant at end
  of period ........................       137,679                        296,503                        371,500
                                           -------                        -------                        -------

Weighted average fair
  value of options
  granted during the year ........          $ 2.55                       $   2.72                        $  2.97
                                            ------                       --------                        -------

                                       37

                              Martin Color-Fi, Inc.

             Notes to Consolidated Financial Statements (continued)
                        (In Thousands Except Share Data)



10. Shareholders' Equity (continued)

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994, under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1996, and 1995, respectively; risk-free interest rates of 6.5%, 5.75%, and 5.75%; no dividend yield; volatility factors of the expected market price of the Company's common stock of 0.42, 0.43, and 0.43; and a weighted-average expected life of the option of 3 years, 7 years, and 7 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                                                                   1997                 1996                  1995
                                                                                 -------             ---------             ---------

Pro forma net income ...............................................             $   761             $   4,280             $   2,910
Pro forma earnings per share .......................................             $  0.11             $    0.64             $    0.44
Pro forma earnings per share, assuming dilution ....................             $  0.11             $    0.61             $    0.42

Exercised prices for options outstanding at December 31, 1997, ranged from $4.25-$13.00. The weighted-average remaining contractual life of those options is 4.7 years.

                              Martin Color-Fi, Inc.

             Notes to Consolidated Financial Statements (continued)
                        (In Thousands Except Share Data)



10. Shareholder's Equity (continued)

Shareholders' Agreement

The Company entered into a shareholders' agreement upon the effective date of its initial public offering in 1993. All shares of the Corporation's stock owned by the shareholders prior to and upon the effective date of the offering are considered restricted shares. The transfer, pledge or sale of the shares is subject to the terms of the agreement. The Company has the right of first refusal to purchase the shares. If the Company does not exercise the option to purchase the offered shares then the shareholder who desires to sell can sell the shares as permitted by law.


11. Geographic Sales Information

The Company's net sales by major geographic areas in 1997, 1996, and 1995 are as follows:


                                     1997               1996             1995
                                  ---------          --------         ---------


         Domestic ............     $114,750           $105,876          $103,484
         Foreign .............        5,752              8,540            13,486
                                   --------           --------          --------

                                   $120,502           $114,416          $116,970
                                   ========           ========          ========



12.  Fair Values of Financial Instruments

The fair values of the Company's financial instruments at December 31, 1997, approximate the carrying values, except for the subordinated convertible note payable due to former owners of Palmetto Spinning Corporation at a fixed rate of interest of 5% (see Note 6). The fair value of this obligation is estimated to be $2,037 based on a discounted cash flow analysis using the Company's current borrowing rates for other borrowing arrangements tied to the market. The effect on the market value of this obligation of the convertible feature of this obligation was not practicable to determine.

                              Martin Color-Fi, Inc.

             Notes to Consolidated Financial Statements (continued)

                        (In Thousands Except Share Data)



13. Litigation

On March 16, 1995, the Company was served with a lawsuit by a shareholder alleging violations of Federal securities laws and related state laws and seeking an unspecified amount of damages. The shareholder requested to have the case certified as a class action on behalf of other non-insider shareholders.

A definitive written settlement agreement was reached with the class plaintiff under which the Company's settlement liability was fixed at $2,000. By order dated March 12, 1997, the United States District Court certified the class in the matter, appointed the class plaintiffs' counsel as settlement administrator and gave preliminary approval to the settlement. The settlement was funded by the Company on March 20, 1997. In exchange for a written release, the Company's insurance carrier provided $850 of the settlement amount. Final settlement of the matter was approved by the court on September 10, 1997.

                                   Schedule II

                              MARTIN COLOR-FI, INC.

                        Valuation and Qualifying Accounts
                                 (in thousands)



====================================================================================================================================
                                                                 Balance                   Additions
                                                                    at            Charged to    Charged to                Balance
                                                                 Beginning        Costs and     Other                     at End
Classification                                                   of Period        Expenses      Accounts     Deductions   of Period
-----------------------------------------------------------------------------------------------------------------------------------


Year ended December 31, 1997
Allowance for doubtful
   accounts ..........................................             $150             $113           -         ($ 63) (1)       $ 200
                                                                   ====             ====       =====         =====            =====

Year ended December 31, 1996
Allowance for doubtful
   accounts ..........................................             $150             $ 71           -         ($ 71) (1)       $ 150
                                                                   ====             ====       =====         =====            =====

Year ended December 31, 1995
Allowance for doubtful
   accounts ..........................................             $200             $ 55           -        ($ 105) (1)       $ 150
                                                                   ====             ====       =====         =====            =====

----------------------------

          (1)  Uncollectible accounts written off, net of recoveries.

             Summary of Quarterly Results of Operations (Unaudited)



The following is a summary of the quarterly results of operations for the years ended December 31, 1997 and 1996.


                                                                       Quarter Ended
                                    --------------------------------------------------------------------
                                    March 30           June 29         September 28     December 31           TOTAL
                                    ----------------------------------------------------------------------------------
                                                              (In thousands, except per share data)

1997

Net sales .......................   $ 27,176          $ 32,349          $ 29,532         $ 31,445         $ 120,502
Gross profit ....................      5,801             6,349             5,539            2,223            19,912
Operating profit (loss) .........      2,532             2,938             1,542           (1,833)            5,179
Net income (loss) ...............      1,200             1,311               471           (1,954)            1,028
Net income (loss) per share
   Basic ........................       0.18              0.20              0.07            (0.29)             0.15*
   Assuming Dilution ............       0.18              0.19              0.07            (0.29)             0.15



* The sum of quarterly net income (loss) per share-information is different from annual net income per share-information due to rounding.




                                                                       Quarter Ended
                                        ----------------------------------------------------------------------------
                                          March 31     June 30         September 29     December 31           TOTAL
                                        -----------------------------------------------------------------------------
                                                              (In thousands, except per share data)

1996

Net sales ......................    $ 25,623          $ 29,582          $ 31,521         $ 27,690         $ 114,416
Gross profit ...................       3,703             5,367             7,589            6,304            22,963
Operating profit (loss) ........         941             2,536             4,193            3,267            10,937
Net income (loss) ..............         (75)              932             2,005            1,572             4,434
Net income (loss) per share
   Basic .......................       (0.01)             0.14              0.30             0.24              0.67
   Assuming Dilution ...........       (0.01)             0.14              0.29             0.23              0.65



The Company made a year-end adjustment in 1997 resulting from a change in an estimate that was material to the results of the fourth quarter. The physical inventory adjustment in excess of amounts provided, after applicable income tax reductions, reduced net income by approximately $834. These adjustments reduced fourth quarter net income per share by $0.12.

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

         None.



                                    PART III



Item 10.  Directors and Executive Officers of the Registrant

         The information contained under the captions "Election of Directors" and "Executive Officers and other Key Employees" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 1998 and the information regarding compliance within Section 16(a) of the Security Exchange Act of 1934 under "Section 16(a) Beneficial Ownership Reporting Compliance" in the 1998 Proxy Statement are hereby incorporated by reference herein.



Item 11.  Executive Compensation

         The information contained under the captions "Executive Compensation and Other Information" and "Stock Option Plan" (page 7 through 11) in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 1998 is hereby incorporated by reference herein.



Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 1998 is hereby incorporated by reference herein.



Item 13.  Certain Relationships and Related Transactions

         The information contained under the caption "Compensation and Stock Option Committee Interlocks and Insider Participation" and "Certain Relationships and Transactions" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 1998 is hereby incorporated by reference herein.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K


Exhibit Number    Description


   (a)  1.        Financial Statements

                  Consolidated   statements   of  income  for  the  years  ended
                  December 31, 1997, 1996 and 1995

                  Consolidated balance sheets at December 31, 1997 and 1996

                  Consolidated statements of shareholders equity for the years ended December 31, 1997, 1996 and 1995

                  Consolidated statements of cash flows for the years ended December 31, 1997, 1996 and 1995

                  Notes to consolidated financial statements

                  Consolidated schedules for the years ended December 31, 1997, 1996 and 1995:

                           II -  Valuation and qualifying accounts


        2.        Financial Statement Schedule

                  The financial statement schedule listed above to financial statements is filed as part of this annual report.


        3.        Exhibits


        3.1 Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company's S-1 Registration Statement filed March 4, 1993, as amended, Registration No. 33-59124

                  ("the S-1 Registration Statement")).

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

       10.15 1993 Incentive Stock Option and Stock Appreciation Rights Plan (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-8, Registration No. 333-15019).

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

       10.17      Form of Shareholder Tax Indemnity  Agreement  (incorporated by
                  reference   Exhibit  Number  10.22  of  the  S-1  Registration
                  Statement).

       10.18      1993   Non-Qualified   Stock   Option   Plan  of  the  Company
                  (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-8, Registration No. 333-15017).

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

       10.29 1994 Incentive Stock Option and Stock Appreciation Rights Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8, Registration No. 333-15029).

       10.30      Amendment to Employment Agreement dated July 14, 1994, between
                  G. Robert Buchanan and Buchanan Industries, Inc. (South Carolina), dated December 14, 1995 (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended

                  December 31, 1995 (the "1995 10-K")).

       10.31 Letter Agreement, dated October 25, 1996, Modifying Amended and Restated Loan and Security Agreement, dated August 9, 1995, with NationsBank, N.A. (incorporated by reference to Exhibit 10 to the Company's Report on Form 10-Q for the period ended September 29, 1996).

       10.32 Second Amended and Restated Loan and Security Agreement dated December 16, 1996 between the Company and NationsBank, N.A. (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 10-K")).

       10.33 Second Amended and Restated Revolving Credit Promissory Note dated December 16, 1996 between the Company and NationsBank, N.A. (incorporated by reference to Exhibit 10.33 of the Company's 1996 10-K).

       10.34 Second Amended and Restated Term Loan Promissory Note dated December 16, 1996 between the Company and NationsBank, N.A. (incorporated by reference to Exhibit 10.34 of the Company's 1996 10-K).

       10.35 Letter Agreement, dated February 18, 1997, Modifying Second Amended and Restated Loan and Security Agreement, dated December 16, 1996, with NationsBank, N.A. (incorporated by reference to Exhibit 10.35 of the Company's 1996 10-K).

       10.36 Third Amended and Restated Loan and Security Agreement, dated March 27, 1997 between the Company and NationsBank, N.A.(incorporated by reference to Exhibit 10.36 of the Company's 1996 10-K).

       10.37 1997 Term Loan Promissory Note, dated March 27, 1997 between the Company and NationsBank, N.A.(incorporated by reference to Exhibit 10.37 of the Company's 1996 10-K).

       10.38 Letter Agreement, dated May 2, 1997, Modifying Third Amended and Restated Loan and Security Agreement, dated March 27, 1997, with NationsBank, N.A. (incorporated by reference to Exhibit 10.38 to the Company's Report on Form 10-Q for the period ended March 30, 1997).

       10.39 Letter Agreement, dated June 2, 1997, Modifying Third Amended and Restated Loan and Security Agreement, dated March 27, 1997, with NationsBank, N.A. (incorporated by reference to Exhibit 10.39 to the Company's Report on form 10-Q for the period ended June 29, 1997 (the "1997 second quarter 10-Q")).

       10.40 Letter Agreement, dated August 6, 1997, Modifying Third Amended and Restated Loan and Security Agreement, dated March 27, 1997, with NationsBank, N.A. (incorporated by reference to
                  Exhibit 10.40 to the 1997 second quarter 10-Q).

       10.41 Fourth Amended and Restated Loan and Security Agreement, dated September 30, 1997, between the Company and NationsBank, N.A.(incorporated by reference to Exhibit 10.41 to the Company's Report on form 10-Q for the period ended
                  September 28, 1997 (the "1997 third quarter 10-Q")).
                                       47

       10.42 Third Amended and Restated Revolving Credit Promissory Note dated September 30, 1997, between the Company and NationsBank, N.A.(incorporated by reference to Exhibit 10.42 to the 1997 third quarter 10-Q).

       10.43 Letter Agreement, dated October 1, 1997, Modifying Fourth Amended and Restated Loan and Security Agreement, dated September 30, 1997, with NationsBank, N.A. (incorporated by reference to Exhibit 10.43 to the 1997 third quarter 10-Q).

       10.44 Letter Agreement, dated January 20, 1998, Modifying Fourth Amended and Restated Loan and Security Agreement, dated September 30, 1997, with NationsBank, N.A.

       10.45 1998 Amendment to the Fourth Amended and Restated Loan Agreement and Other Documents dated March 4, 1998 between the Company and NationsBank, N.A.

       10.46 1998 Overline Promissory Note, dated March 4, 1998 between the Company and NationsBank, N.A.

       21.1 Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

       23.1       Consent of Ernst & Young LLP

       27         Financial Data Schedule

(b)               Reports on Form 8-K

                  None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 24, 1998.

                                MARTIN COLOR-FI, INC.

                                \s\ James F. Martin
                        By:     _________________________________________
                                JAMES F. MARTIN, Chief Executive Officer

                                \s\ Bret J. Harris
                        By:     _________________________________________
                                BRET J. HARRIS, Chief Financial Officer *


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 24, 1998.

Signatures                            Title

s/James F. Martin
______________________________        Chairman of the Board, President &
James F. Martin                       Chief Executive Officer

s/Gregory W. Anderson
______________________________        Corporate Counsel, Secretary &
Gregory W. Anderson                   Director

s/Bret J. Harris
______________________________        Chief Financial Officer, Treasurer &
Bret J. Harris                        Director

______________________________        Director
W. Fred Davis, Jr.

______________________________        Director
James C. Hite

______________________________        Director
Jack J. Jackson

s/George L. Rainsford
______________________________        Director
George L. Rainsford

s/Bettis C. Rainsford
______________________________        Director
Bettis C. Rainsford

______________________________        Director
Jerry E. Trapnell

* Principal Financial and Accounting Officer

                                  EXHIBIT INDEX



                                                                                                       Sequential
Exhibit Number    Description                                                                          Page Numbers


        3.1       Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company's S-1 Registration Statement
                  filed March 4, 1993, as amended, Registration No. 33-59124
                  ("the S-1 Registration Statement")).                                                    *

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




       10.15      1993 Incentive Stock Option and Stock Appreciation Rights Plan
                  (incorporated by reference to Exhibit 4.1 of the Registration
                  Statement on Form S-8, Registration No. 333-15019).                                     *

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

       10.17      Form of Shareholder Tax Indemnity Agreement (incorporated by
                  reference Exhibit Number 10.22 of the S-1 Registration Statement).                      *

       10.18      1993 Non-Qualified Stock Option Plan of the Company (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-8,
                  Registration No. 333-15017).                                                            *

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

       10.28      Amended and Restated Term Loan Promissory Note dated August 9,
                  1995,  between the Company and  NationsBank of South Carolina,
                  N.A.







                  (incorporated by reference to Exhibit 10.28 to the 1995 second
                  quarter 10-Q).                                                                          *

       10.29      1994 Incentive Stock Option and Stock Appreciation Rights Plan
                  (incorporated by reference to Exhibit 4.1 to the Registration
                  Statement on Form S-8, Registration No. 333-15029.)                                     *

       10.30      Amendment to Employment Agreement dated July 14, 1994, between
                  G. Robert Buchanan and Buchanan Industries, Inc. (South Carolina),
                  dated December 14, 1995 (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1995 (the "1995 10-K")).                                                   *

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

       10.32      Second Amended and Restated Loan and Security  Agreement dated
                  December  16, 1996 between the Company and  NationsBank,  N.A.
                  (incorporated  by reference to Exhibit  10.32 to the Company's annual  Report on Form 10-K for the year  ended  December  31,
                  1996 (the "1996 10-K")).                                                                *

       10.33      Second Amended and Restated Revolving Credit Promissory Note
                  dated December 16, 1996 between the Company and NationsBank, N.A.
                  (incorporated by reference to Exhibit 10.33 of the Company's 1996 10-K).                *

       10.34      Second  Amended and Restated Term Loan  Promissory  Note dated
                  December 16, 1996 between the Company and NationsBank, N.A.
                  (incorporated by reference to Exhibit 10.34 of the Company's 1996 10-K).                *

       10.35      Letter Agreement, dated February 18, 1997, Modifying Second Amended and Restated Loan and Security Agreement, dated December 16, 1996, with NationsBank, N.A.(incorporated by reference to Exhibit 10.35
                  of the Company's 1996 10-K).                                                            *

       10.36      Third Amended and Restated Loan and Security Agreement, dated
                  March 27, 1997 between the Company and NationsBank, N.A.(incorporated
                  by reference to Exhibit 10.36 of the Company's 1996 10-K).                              *

       10.37      1997 Term Loan Promissory Note, dated March 27, 1997 between the
                  Company and NationsBank, N.A.(incorporated by reference to Exhibit 10.37
                  of the Company's 1996 10-K).                                                            *

       10.38      Letter Agreement,  dated May 2, 1997,  Modifying Third Amended and  Restated  Loan and  Security  Agreement,  dated March 27,
                  1997, with  NationsBank,  N.A.  (incorporated  by reference to
                  Exhibit 10.38 to the Company's  Report  on  Form  10-Q for the
                  period ended March 30, 1997)                                                            *

       10.39      Letter Agreement, dated June 2, 1997, Modifying Third Amended and






                  Restated Loan and Security Agreement, dated March 27, 1997, with
                  NationsBank, N.A. (incorporated by reference to Exhibit 10.39 to the Company's Report on Form 10-Q for the period ended June 29, 1997
                  (the "1997 second quarter 10-Q")).                                                      *

       10.40      Letter Agreement, dated August 6, 1997, Modifying Third Amended and
                  Restated Loan and Security Agreement, dated March 27, 1997, with
                  NationsBank, N.A. (incorporated by reference to Exhibit 10.40 to
                  the 1997 second quarter 10-Q).                                                          *

       10.41      Fourth Amended and Restated Loan and Security Agreement, dated September
                  30, 1997, between the Company and NationsBank, N.A.(incorporated by reference to Exhibit 10.41 to the Company's Report on form 10-Q for the period ended
                  September 28, 1997 (the "1997 third quarter 10-Q")).                                    *

       10.42      Third Amended and Restated Revolving Credit Promissory Note dated
                  September 30, 1997, between the Company and NationsBank, N.A.(incorporated
                  by reference to  Exhibit 10.42 to the 1997 third quarter 10-Q).                         *

       10.43      Letter Agreement, dated October 1, 1997, Modifying Fourth Amended and
                  Restated Loan and Security Agreement, dated September 30, 1997, with
                  NationsBank, N.A.(incorporated by reference to Exhibit 10.43 to the 1997
                  third quarter 10-Q).                                                                    *

       10.44      Letter Agreement, dated January 20, 1998, Modifying Fourth Amended and
                  Restated Loan and Security Agreement, dated September 30, 1997, with
                  NationsBank, N.A.                                                                       Attached

       10.45      1998  Amendment  to  the  Fourth  Amended  and  Restated  Loan
                  Agreement and Other  Documents dated March 4, 1998 between the
                  Company and NationsBank, N.A.                                                           Attached

       10.46      1998 Overline Promissory Note, dated March 4, 1998 between the Company and
                  NationsBank, N.A.                                                                       Attached

       21.1       Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1994).                                                                     *

       23.1       Consent of Ernst & Young LLP                                                            Attached


       27         Financial Data Schedule                                                                 Attached


(b)               Reports on Form 8-K

                  None.

*        Incorporated by reference