Form 10-Q
period 1998-03-29
MARTIN COLOR-FI INC
filed 1998-05-13
CIK 898311

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549



(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 1998

OR

(  )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ____________________ to ___________________

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

                            Yes  [X]   No  [ ]

          As of May 8, 1998, there were 6,730,284 shares of the registrant's common stock issued and outstanding.

                              MARTIN COLOR-FI, INC.
                                      INDEX


                                                                                                      Page No.
Part I - Financial Information

          Item 1 - Financial Statements

                   Condensed Consolidated Statements of Operations (unaudited) -
                            Three months ended March 30, 1997 and March 29, 1998.............................2

                   Condensed Consolidated Balance Sheets -
                            December 31, 1997 and March 29, 1998 (unaudited).................................3

                   Condensed Consolidated Statements of Cash Flows (unaudited) -
                            For the three months ended March 30, 1997 and March 29, 1998.....................4

                   Notes to Condensed Consolidated Financial Statements (unaudited) -
                            March 29, 1998...................................................................5

          Item 2 - Management*s Discussion and Analysis of Financial Condition
                   and Results of Operations...............................................................6-7

Part II - Other Information

          Item 6 - Exhibits and Reports on Form 8-K..........................................................8

Signatures...................................................................................................9

          Exhibit Index.....................................................................................10

                              MARTIN COLOR-FI, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)



                                                                                                         Three Months Ended
                                                                                                 March 30,                 March 29,
                                                                                                    1997                     1998
                                                                                                    ----                     ----

Net sales ........................................................................                $ 27,176                 $ 28,126
Cost of sales ....................................................................                  21,375                   24,113
                                                                                                  --------                 --------


Gross profit .....................................................................                   5,801                    4,013
Selling, general and administrative expenses .....................................                   3,269                    3,895
                                                                                                  --------                 --------


Operating income .................................................................                   2,532                      118
Interest expense .................................................................                    (909)                  (1,186)
Other income (expense) ...........................................................                     145                       (9)
                                                                                                  --------                 --------


Income (loss) before income taxes ................................................                   1,768                   (1,077)
Provision for income taxes .......................................................                     568                     (374)
                                                                                                  --------                 --------


Net income (loss) ................................................................                $  1,200                 $   (703)
                                                                                                  ========                 ========


Net income (loss) per share ......................................................                $   0.18                 $  (0.10)
                                                                                                  ========                 ========


Net income (loss) per share - assuming dilution ..................................                $   0.18                 $  (0.10)
                                                                                                  ========                 ========


Weighted average shares outstanding ..............................................                   6,686                    6,730
                                                                                                  ========                 ========




    See notes to condensed consolidated financial statements.

                              MARTIN COLOR-FI, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      December 31, 1997 and March 29, 1998
                      (In thousands, except per share data)


                                                                                                 December 31,              March 29,
                                                                                                    1997                      1998
                                                                                                    ----                      ----
                                                                                                                         (unaudited)
Assets
Current assets:
  Cash .............................................................................                $    259                $     60
  Accounts receivable, net of allowance of $200
    and $200, respectively, for doubtful accounts ..................................                  15,789                  15,710
  Inventories ......................................................................                  48,430                  47,518
  Prepaid expenses .................................................................                   1,179                   1,496
  Income tax receivable ............................................................                     611                     151
                                                                                                    --------                --------

  Total current assets .............................................................                  66,268                  64,935

  Property, plant, and equipment, net ..............................................                  42,772                  42,670
  Goodwill .........................................................................                   5,446                   5,511
  Other assets .....................................................................                   1,361                   1,343
                                                                                                    --------                --------

  Total assets .....................................................................                $115,847                $114,459
                                                                                                    ========                ========

Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable and accrued expenses ............................................                $ 18,695                $ 19,056
  Current portion of long-term debt ................................................                   9,149                   8,595
                                                                                                    --------                --------

  Total current liabilities ........................................................                  27,844                  27,651

Deferred income taxes ..............................................................                   5,506                   5,125
Long-term debt .....................................................................                  51,065                  50,954

Shareholders' equity:
Common stock, no par value:
  Authorized shares - 50,000,000 in 1997 and 1996
  Issued and outstanding shares - 6,730,284 ........................................                     832                     832
Additional paid-in capital .........................................................                  20,092                  20,092
Retained earnings ..................................................................                  10,508                   9,805
                                                                                                    --------                --------

Total shareholders' equity .........................................................                  31,432                  30,729
                                                                                                    --------                --------

Total liabilities and shareholders' equity .........................................                $115,847                $114,459
                                                                                                    ========                ========



    See notes to condensed consolidated financial statements.

                              MARTIN COLOR-FI, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 30, 1997 AND MARCH 29, 1998
                                 (In thousands)
                                   (unaudited)



                                                                                                  March 30,                March 29,
                                                                                                    1997                      1998
                                                                                                    ----                      ----
Operating activities:
Net income (loss) ..................................................................               $  1,200                $   (703)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Depreciation and amortization ..................................................                  1,089                   1,249
    Deferred income taxes ..........................................................                    422                    (381)
    Changes in operating assets and liabilities:
      Accounts receivable ..........................................................                 (2,767)                     79
      Income tax receivable ........................................................                      -                     460
      Inventories ..................................................................                 (3,942)                    912
      Prepaid expenses .............................................................                   (429)                   (317)
      Other assets .................................................................                   (316)                    (20)
      Accounts payable and accrued expenses ........................................                  1,411                     361
                                                                                                   --------                --------

Net cash (used in) provided by operating activities ................................                 (3,332)                  1,640
Investing activities:
  Purchases of property, plant and equipment .......................................                   (641)                 (1,023)
  Other ............................................................................                      -                    (126)
                                                                                                   --------                --------

Net cash used in investing activities ..............................................                   (641)                 (1,149)
Financing activities:
  Borrowings under line of credit ..................................................                 13,152                   8,345
  Payments on line of credit .......................................................                (10,400)                 (7,800)
  Additional loan costs ............................................................                    (19)                    (25)
  Proceeds from issuance of long-term debt .........................................                  1,988                       0
  Principal payments on long-term debt .............................................                   (887)                 (1,210)
  Proceeds from issuance of common stock ...........................................                     81                       0
                                                                                                   --------                --------

  Net cash provided by (used in) financing activities ..............................                  3,915                    (690)

Net decrease in cash and cash equivalents ..........................................                    (58)                   (199)
Cash at beginning of period ........................................................                    272                     259
                                                                                                   --------                --------

Cash at end of period ..............................................................               $    214                $     60
                                                                                                   ========                ========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
  Interest (net of amounts capitalized) ............................................               $    917                $  1,218
  Income taxes .....................................................................                     88                       1


    See notes to condensed consolidated financial statements.

                              MARTIN COLOR-FI, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (Information for the three months ended March
                         30, 1997 and March 29, 1998 is
                            unaudited) (In thousands)



1.        Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 29, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Registrant Company's Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission on March 31, 1998.

2.        Inventories

          Inventories consist of the following:

                                         December 31,              March 29,
                                             1997                    1998

          Raw materials .............       $28,868                 $27,637
          Finished goods ............        19,562                  19,881
                                            -------                 -------

                                            $48,430                 $47,518
                                            =======                 =======

3.        Litigation

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

Outlook for 1998

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

Results of Operations:

Three months ended March 29, 1998, compared to the three months ended March 30, 1997.


Net Sales: Net sales increased 3.5% to $28.1 million in the first quarter of 1998 from $27.2 million in the first quarter of 1997. This net sales increase is related primarily to an increase in net sales of the Pigment, Yarn, and Carpet Divisions, after intercompany eliminations, to $14.0 million in the first quarter of 1998 from $13.5 million in the first quarter of 1997. The increase resulted primarily from an increased volume of sales in the Carpet Division.

Net sales in the Fibers Division increased by $420 thousand due to an increase in non-PET revenue. PET fiber sales decreased due to a decrease in shipments to
19.7 million pounds in the first quarter of 1998 from 22.0 million pounds in the first quarter of 1997. The decrease was, however, offset by an increase in the average PET fiber sales price per pound to $0.704 in the first quarter of 1998 from $0.663 in the first quarter of 1997.

Gross profit: Gross profit decreased 30.8% to $4.0 million in the first quarter of 1998 as compared to $5.8 million in the first quarter of 1997. As a percentage of net sales, gross profit decreased to 14.3% in the first quarter of 1998 as compared to 21.3% in the first quarter of 1997. The decrease in gross profit relates to decreased margins in all divisions, which is partially offset by the increase in net sales discussed above.

Selling, general and administrative: Selling, general and administrative expenses were $3.9 million or 13.8% of net sales in the first quarter of 1998 as compared to $3.3 million or 12.0% of net sales in the first quarter of 1997. The increase in selling, general and administrative expenses is due primarily to the increase in net sales discussed above primarily related to the Carpet Division. The Carpet Division typically incurs higher selling, general and administrative expenses for its revenue than the other divisions.

Interest expense: Interest expense increased to $1.2 million in the first quarter of 1998 from $909 thousand in the first quarter of 1997 due primarily to increases in the weighted average interest rate and average outstanding debt balance in the first quarter of 1998 compared to the first quarter of 1997 and a decrease in the amount of interest capitalized.

Income tax provision: The income tax benefit for the first quarter of 1998 was $374 thousand compared to an income tax expense of $568 thousand for the first quarter of 1997. The change is directly due to the decrease in pretax income.

Net income (loss) and net income (loss) per share: A net loss of $703 thousand or $0.10 per share for the first quarter of 1998 was incurred compared to a net income of $1.2 million or $0.18 per share for the first quarter of 1997. The decrease related directly to the decrease in gross profit and gross profit percentage, an increase in interest expense, and an increase in selling, general and administrative expenses.

Financial Condition

Current assets decreased to $64.9 million at the end of the first quarter of 1998 from $66.3 million at the end of 1997. Inventories decreased $912 thousand which was primarily related to a planned reduction in raw material inventories.

The increase in accounts payable and accrued expenses was primarily related to the timing of purchases and cash disbursements. The decrease in debt relates directly to the reduction in inventory discussed above.

Liquidity and capital resources: The Company provided cash from operations of $1.6 million for the first quarter of 1998 compared to cash used in operations of $3.3 million for the first quarter of 1997. The increase in cash provided by operations was primarily the result of decreases in net operating assets and liabilities, primarily a decrease in inventories.

Net cash used in investing activities amounted to $1.1 million in the first quarter of 1998 compared to $641 thousand in the first quarter of 1997. The Company increased its investment in property, plant, and equipment during the first quarter of 1998 by $382 thousand compared to the first quarter of 1997.

Net cash used in financing activities amounted to $690 thousand for the first quarter of 1998 compared to net cash provided by financing activities of $3.9 million for the first quarter of 1997. The change occurred primarily due to the increase in net cash provided by operating activities discussed above.

The Company's loan agreements with financial institutions contain a number of restrictive covenants. See Note 6 to Notes to Financial Statements included in the 1997 Form 10-K. At March 29, 1998, the Company was in violation of certain loan covenants under a debt agreement with NationsBank. The Bank, in a letter dated May 8, 1998, agreed to waive those violations.

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

                           Part II - Other Information



Item 6.   Exhibits and Reports on Form 8-K

       (a)         Exhibits

         Exhibit 10.47 - Letter, dated May 8, 1998, from NationsBank, N.A. waiving violation of certain loan covenants.

          Exhibit 27 - Financial Data Schedule

       (b)         Reports on Form 8-K  - None

                                   SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             MARTIN COLOR-FI, INC.




Dated: 5-12-98                              By: /s/ Bret J. Harris
                                                     Bret J. Harris*
                                             Treasurer, Chief Financial Officer



          * Principal Financial and Accounting Officer

                                  EXHIBIT INDEX



Exhibit No.                 Description


   10.47           Letter, dated May 8, 1998, from NationsBank, N.A.

      27           Financial Data Schedule