Form 10-Q
period 1998-06-30
MARTIN COLOR-FI INC
filed 1998-08-17
CIK 898311

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549



(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 1998

OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________________

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

                           Yes  [X]   No  [ ]

         As of August 10, 1998, there were 6,730,284 shares of the registrant's common stock issued and outstanding.

                              MARTIN COLOR-FI, INC.
                                      INDEX


                                                                                                  Page No.
Part I - Financial Information

         Item 1 - Financial Statements
                  Condensed Consolidated Statements of Operations (unaudited) -
                           Three and six months ended June 29, 1997 and June 28, 1998 ...................2

                  Condensed Consolidated Balance Sheets
                           December 31, 1997 and June 28, 1998  (unaudited) - ...........................3

                  Condensed Consolidated Statements of Cash Flows (unaudited) -
                           For the six months ended June 29, 1997 and June 28, 1998......................4

                  Notes to Condensed Consolidated Financial Statements (unaudited) -
                           June 28, 1998...............................................................5-6

         Item 2 - Management's Discussion and Analysis of Financial Condition
                  and Results of Operations ..........................................................7-11

Part II - Other Information

          Item 3 - Defaults Upon Senior Securities .....................................................12

          Item 4 - Submission of Matters to a Vote of Security Holders .................................12

          Item 6 - Exhibits and Reports on Form 8-K .................................................12-13

Signatures..............................................................................................14

         Exhibit Index..................................................................................15

                              MARTIN COLOR-FI, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)



                                                                            Three Months Ended               Six Months Ended
                                                                         June 29,        June 28,         June 29,        June 28,
                                                                           1997            1998             1997            1998
                                                                           ----            ----             ----            ----


Net sales ......................................................        $ 32,349         $ 27,970         $ 59,525         $ 56,096
Cost of sales ..................................................          26,000           31,125           47,375           55,238
                                                                        --------         --------         --------         --------


Gross profit (deficit) (Note 2) ................................           6,349           (3,155)          12,150              858
Selling, general and administrative expenses ...................           3,412            3,794            6,680            7,689
                                                                        --------         --------         --------         --------


Operating income (loss) ........................................           2,937           (6,949)           5,470           (6,831)
Interest expense ...............................................          (1,093)          (1,227)          (2,003)          (2,413)
Other income ...................................................              80              184              226              175
                                                                        --------         --------         --------         --------


Income (loss) before income taxes ..............................           1,924           (7,992)           3,693           (9,069)
Provision for income taxes (benefit) ...........................             613           (2,551)           1,182           (2,925)
                                                                        --------         --------         --------         --------

Net income (loss) ..............................................        $  1,311         $ (5,441)        $  2,511         $ (6,144)
                                                                        ========         ========         ========         ========

Net income (loss) per share - basic ............................        $   0.20         $  (0.81)        $   0.38         $  (0.91)
                                                                        ========         ========         ========         ========

Net income (loss) per share - assuming dilution ................        $   0.20         $  (0.81)        $   0.38         $  (0.91)
                                                                        ========         ========         ========         ========

Weighted average shares outstanding ............................           6,701            6,730            6,694            6,730
                                                                        ========         ========         ========         ========






    See notes to condensed consolidated financial statements.

                              MARTIN COLOR-FI, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       December 31, 1997 and June 28, 1998
                      (In thousands, except per share data)


                                                                                                    December 31,            June 28,
                                                                                                        1997                 1998
                                                                                                        ----                 ----

                                                                                                                         (unaudited)
Assets
Current assets:
  Cash ...............................................................................               $    259               $     43
  Accounts receivable, net of allowance of $200
    and $328, respectively, for doubtful accounts ....................................                 15,789                 14,146
  Inventories (Note 2) ...............................................................                 48,430                 40,547
  Prepaid expenses ...................................................................                  1,179                  1,307
  Income tax receivable ..............................................................                    611                  1,091
                                                                                                     --------               --------

  Total current assets ...............................................................                 66,268                 57,134

  Property, plant, and equipment, net ................................................                 42,772                 40,983
  Goodwill ...........................................................................                  5,446                  5,576
  Other assets .......................................................................                  1,361                  1,126
                                                                                                     --------               --------

  Total assets .......................................................................               $115,847               $104,819
                                                                                                     ========               ========

Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable and accrued expenses ..............................................               $ 18,695               $ 16,403
  Current portion of long-term debt ($59,532 in default ..............................                  9,149                 59,559
       at June 28, 1998)
                                                                                                     --------               --------

  Total current liabilities ..........................................................                 27,844                 75,962

Deferred income taxes ................................................................                  5,506                  3,439
Long-term debt .......................................................................                 51,065                    130

Shareholders' equity:
Common stock, no par value:
  Authorized shares - 50,000,000 in 1998 and 1997
  Issued and outstanding shares - 6,730,284
    in 1998 and 1997 .................................................................                    832                    832
Additional paid-in capital ...........................................................                 20,092                 20,092
Retained earnings ....................................................................                 10,508                  4,364
                                                                                                     --------               --------

Total shareholders' equity ...........................................................                 31,432                 25,288
                                                                                                     --------               --------


Total liabilities and shareholders' equity ...........................................               $115,847               $104,819
                                                                                                     ========               ========


    See notes to condensed consolidated financial statements.

                              MARTIN COLOR-FI, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 29, 1997 AND JUNE 28, 1998
                                 (In thousands)
                                   (unaudited)

                                                                                                     June 29,               June 28,
                                                                                                      1997                   1998
                                                                                                      ----                   ----
Operating activities:
Net income (loss) ....................................................................              $  2,511               $ (6,144)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Depreciation and amortization ....................................................                 2,192                  2,500
    Provision for inventory reserves .................................................                                        6,275
   Deferred income taxes .............................................................                   692                 (2,067)
    (Gain) on sale of property,plant, and equipment ..................................                     -                    (95)
    Changes in operating assets and liabilities:
     Accounts receivable .............................................................                (4,351)                 1,643
     Inventories .....................................................................                (3,102)                 1,608
     Income tax receivable ...........................................................                     -                   (480)
     Prepaid expenses ................................................................                  (591)                  (128)
     Other assets ....................................................................                   866                    160
     Accounts payable and accrued expenses ...........................................                (1,818)                (2,292)
                                                                                                    --------               --------

Net cash (used in) provided by operating activities ..................................                (3,601)                   980
Investing activities:
  Purchases of property, plant and equipment .........................................                (1,859)                (1,576)
  Net proceeds from sale of equipment ................................................                     -                  1,252
  Other ..............................................................................                  (644)                  (322)
                                                                                                    --------               --------

Net cash used in investing activities ................................................                (2,503)                  (646)
Financing activities:
  Borrowings under line of credit ....................................................                23,767                 12,297
  Payments on line of credit .........................................................               (17,050)                (9,697)
  Additional loan costs ..............................................................                   (38)                   (25)
  Proceeds from issuance of long-term debt ...........................................                 2,452                      -
  Principal payments on long-term debt ...............................................                (2,910)                (3,125)
  Proceeds from issuance of common stock .............................................                    86                      -
                                                                                                    --------               --------

  Net cash provided by (used in) financing activities ................................                 6,307                   (550)

Net increase (decrease) in cash and cash equivalents .................................                   203                   (216)
Cash and cash equivalents at beginning of period .....................................                   272                    259
                                                                                                    --------               --------

Cash and cash equivalents at end of period ...........................................              $    475               $     43
                                                                                                    ========               ========

Supplemental  disclosures of cash flow information:
  Cash paid during the period for:
  Interest (net of amounts capitalized) ..............................................              $  1,994               $  2,426
  Income taxes .......................................................................                   517                      1

    See notes to condensed consolidated financial statements.

                              MARTIN COLOR-FI, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (Information for the three and six months ended
                       June 29, 1997 and June 28, 1998 is
                            unaudited) (In thousands)



1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and a provision of $6,275 to reduce the carrying value of certain inventories to fair value in the quarter ended June 28, 1998) considered necessary for a fair presentation have been included. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 below, the Company's ability to continue as a going concern is uncertain. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Operating results for the three and six month periods ended June 28, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Registrant Company's Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission on March 31, 1998.

2.   Inventories

     Inventories consist of the following:

                                            December 31,               June 28,
                                                  1997                   1998

         Raw materials                           $28,868               $25,185
         Finished goods                           19,562                21,637
         Inventory reserves                            -                (6,275)
                                                 -------               -------

                                                 $48,430               $40,547
                                                 =======               =======


During the quarter ended June 28, 1998, the Company changed its strategy for the use of certain raw materials in the Fibers Division, and decided to accelerate the discontinuance of certain Carpet Division products and sell the related inventory at a discount. In addition, as a result of market conditions, the fair value of certain Fibers Division finished goods declined to a level below carrying value. As a result, the company established a reserve of $6,275 during the quarter ended June 28, 1998.

3.   Debt in Default

     On June 2, 1998, the Company amended its revolving line of credit agreement to increase its borrowings from a previously increased line of $32,500, to a $34,000 borrowing base until October 2, 1998. The line of credit and term loans with the bank mature on June 2, 1999.

     As a condition to the Bank's agreement to renew and extend the line and to waive an Event of Default which had occurred by virtue of the Company's failure to make payments required under the Term Loans, the Bank changed the interest rate formula on all loans with the Bank. Effective June 2, 1998, interest accrues at a floating rate per annum equal to Bank's prime rate plus .50%. The Bank also deferred the principal payments due May 12, June 12, and July 12 and required interest only to be paid. Principal payments were to resume August 12, 1998 but have not been paid.

     As a result of business conditions discussed in management's discussion and analysis, the Company failed to make payments due in July under its revolving credit loan, as amended. In response to the Company's failure to make these payments and to the Company's failure to comply with certain covenants and representations in the loan documents, the Bank, in a letter dated August 6,
1998, notified the Company that it was in default and issued a demand to cure defaults which requires a payment in the amount of $4.9 million to be made immediately. The Company does not have current assets sufficient to repay such indebtedness or to cure the defaults. Additionally, the Company has not made payments due August 12, 1998 in the amount of $1.1 million, which includes principal, interest, and penalties. Also, the Company has not made a subordinated convertible note payment to the former owners of Palmetto Spinning Corporation which was due on June 13, 1998 in the amount of $1.05 million. Because the Company is in default on the senior debt, the former owners are prohibited from collection of this amount under the terms of the Subordination Agreement dated June 13, 1994.

     The Company has retained the services of outside professionals to assist in assessing its alternatives and addressing its liquidity issues. The alternatives potentially available to the Company include refinancing its debt, acquiring additional capital to repay its debt, selling all or a portion of the Company's assets, merger of the Company with another entity, or filing a petition in bankruptcy. With the exception of filing a petition in bankruptcy, however, management of the Company cannot unilaterally effect any of such matters, and is not currently able to assess the practical availability of such options.

     The Bank, in a letter dated August 11, 1998, agreed to forbear from exercising its rights and remedies for an indefinite period of time. The Bank has also expressed support of the Company's efforts to evaluate and implement financial alternatives. Although many of the problems encountered in the second quarter have continued into the third quarter and may continue indefinitely, the Company believes it has the near-term financial ability to continue to operate as a going concern, though there can be no assurances to that effect. The Company's long-term prospects are likely to be dependent on its ability to restructure its indebtedness.

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

Outlook for 1998

     The Company experienced extremely difficult business conditions in the second quarter of 1998. The Fibers Division experienced a 19% decrease in volume shipped compared to the second quarter of 1997, caused principally by severe price competition from foreign competitors. In addition, raw material costs increased 10% over the previous quarter and the second quarter of 1997.

     The Carpet Division experienced a decrease in sales revenue of 8% during the second quarter of 1998 compared to 1997. This was caused by a significant reduction in sales to the manufactured housing market, offset to some extent by growth in sales to other markets. The Company had planned for reduced sales to the manufactured housing market, but competitive pressures caused sales to decline much more rapidly than planned.

     As a result of business conditions discussed in this management's discussion and analysis, the Company failed to make payments due in July under its revolving credit loan, as amended. In response to the Company's failure to make these payments and to the Company's failure to comply with certain covenants and representations in the loan documents, the Bank, in a letter dated August 6, 1998, notified the Company that it was in default and issued a demand to cure defaults which requires a payment in the amount of $4.9 million to be made immediately. The Company does not have current assets sufficient to repay such indebtedness or to cure the defaults. Additionally, the Company has not made payments due August 12, 1998 in the amount of $1.1 million, which includes principal, interest, and penalties. Also, the Company has not made a subordinated convertible note payment to the former owners of Palmetto Spinning Corporation which was due on June 13, 1998 in the amount of $1.05 million. Because the Company is in default on the senior debt, the former owners are prohibited from collection of this amount under the terms of the Subordination Agreement dated June 13, 1994.

     The Company has retained the services of outside professionals to assist in assessing its alternatives and addressing its liquidity issues. The alternatives potentially available to the Company include refinancing its debt, acquiring additional capital to repay its debt, selling all or a portion of the Company's assets, merger of the Company with another entity, or filing a petition in bankruptcy. With the exception of filing a petition in bankruptcy, however, management of the Company cannot unilaterally effect any of such matters, and is not currently able to assess the practical availability of such options.

     The Company's senior lenders have agreed to forbear from exercising their rights and remedies for an indefinite period of time, and have expressed support of the Company's efforts to evaluate and implement financial alternatives. Although many of the problems encountered in the second quarter have continued into the third quarter and may continue indefinitely, the Company believes it has the near-term financial ability to continue to operate as a going concern, though there can be no assurances to that effect. The Company's long-term prospects are likely to be dependent on its ability to restructure its indebtedness.

Results of Operations:

Three months ended June 28, 1998, compared to the three months ended June 29, 1997.

Net Sales: Net sales decreased 13.5% to $28.0 million in the second quarter of 1998 from $32.3 million in the second quarter of 1997. This net sales decrease is primarily related to a decrease in net sales in the Fibers Division by $2.9 million, which was primarily related to a decrease in commodity fiber shipments. Commodity fiber shipments decreased due to continuing severe price competition from foreign competitors, which has intensified due to the financial problems in Asia. PET fiber shipments decreased to 21.6 million pounds in the second quarter of 1998 from 26.6 million pounds in the second quarter of 1997. The decrease was, however, partially offset by an increase in the average PET fiber sales price per pound to $0.680 in the second quarter of 1998 from $0.659 in the second quarter of 1997.

Net sales of the Pigment, Yarn and Carpet Divisions, after intercompany and interdivision eliminations, decreased to $13.5 million in the second quarter of 1998 from $15.0 million in the second quarter of 1997. The decrease resulted primarily from a decreased volume of sales in the Carpet and Yarn Divisions caused by the decrease in sales to the manufactured housing market.

Gross Profit (Deficit): Gross profit (deficit) decreased 150% to ($3.2) million in the second quarter of 1998 as compared to $6.3 million in the second quarter of 1997. As a percentage of net sales, gross profit decreased to (11.3)% in the second quarter of 1998 as compared to 19.6% in the second quarter of 1997. The decrease in gross profit margin was attributable to the recording of a $6.3 million inventory reserve to reflect a change in strategy for use of certain raw materials, an establishment of a lower of cost or market reserve for finished goods inventories in the Fibers Division and a reserve for inventory in the Carpet Division related to discontinued product lines which management intends to sell at discounted prices. Also, the decrease in gross profit is directly related to the decrease in net sales discussed above and a decrease in the gross profit margin. Excluding the $6.3 million in inventory reserves, gross profit margin was 11.2%. The decrease in gross profit percentage relates to decreased margins in all divisions, excluding the Yarn Division, which increased.

Selling, general and administrative: Selling, general and administrative expenses were $3.8 million or 13.6% of net sales in the second quarter of 1998 as compared to $3.4 million or 10.5% of net sales in the second quarter of 1997. The increase in selling, general and administrative expenses as a percentage of net sales is due to the decrease in net sales discussed above without a corresponding reduction in expenses.

Interest expense: Interest expense increased to $1.2 million in the second quarter of 1998 compared to $1.1 million in the second quarter of 1997. The increase relates primarily to an increase in the average outstanding debt balance and a reduction in the amount of interest capitalization in the second quarter of 1998 compared to the second quarter of 1997.

Income tax provision: The income tax benefit for the second quarter of 1998 was $2,551 thousand compared to an income tax expense of $613 thousand for the second quarter of 1997. The change is directly due to the decrease in pretax income.

Net income (loss) and net income (loss) per share: A net loss of $5.4 million or $0.81 per share for the second quarter of 1998 was incurred compared to a net income of $1.3 million or $0.20 per share for the second quarter of 1997. The decrease related directly to the decrease in gross profit and gross profit percentage and an increase in selling, general and administrative expenses.

Six months ended June 28, 1998, compared to the six months ended June 29, 1997.

Net Sales: Net sales decreased 5.8% to $56.1 million in the six months ended June 28, 1998, from $59.5 million in the six months ended June 29, 1997. This net sales decrease is primarily related to a decrease in net sales in the Fibers Division of $2.5 million, which was primarily related to a decrease in commodity fiber shipments. PET fiber shipments decreased to 41.3 million pounds in the six months ended June 28, 1998, from 48.6 million pounds in the six months ended June 29, 1997. The decrease was, however, partially offset by an increase in the average PET fiber sales price per pound to $0.691 in the six months ended June 28, 1998, from $0.661 in the six months ended June 29, 1997.

Net sales of the Pigment, Yarn and Carpet Divisions, after intercompany and interdivision eliminations, decreased to $27.5 million in the six months ended June 28, 1998, from $28.5 million in the six months ended June 29, 1997. The decrease resulted primarily from a decreased volume of sales in the Yarn Division partially offset by an increase in the Carpet Division.

Gross profit: Gross profit decreased 93% to $860 thousand in the six months ended June 28, 1998, as compared to $12.2 million in the six months ended June 29, 1997. As a percentage of net sales, gross profit decreased to 1.5% in the six months ended June 28, 1998, as compared to 20.4% in the six months ended June 29, 1997. The decrease in gross profit margin was attributable to the recording of a $6.3 million inventory reserve to reflect a change in strategy for use of certain raw materials, an establishment of a lower of cost or market reserve for finished goods inventories in the Fibers Division and a reserve for inventory in the Carpet Division related to discontinued products which management intends to sell at discounted prices. Also, the decrease in gross profit is directly related to the decrease in net sales discussed above and a decrease in the gross profit margin. Excluding the $6.3 million in inventory reserves, gross profit margin was 12.7%. The decrease in gross profit percentage relates to decreased margins in all divisions, excluding the Yarn Division, which increased.

Selling, general and administrative: Selling, general and administrative expenses were $7.7 million or 13.7% of net sales in the six months ended June 28, 1998, as compared to $6.7 million or 11.2% of net sales in the six months ended June 29, 1997. The increase in selling, general and administrative expenses is primarily related to the Carpet Division. The increase in selling, general and administrative expenses as a percentage of net sales is due to the decrease in net sales discussed above without a corresponding reduction in expenses and to the sales growth of the Carpet Division which incurs higher selling, general and administrative expenses for its revenue than the other divisions.

Interest expense: Interest expense increased to $2.4 million in the six months ended June 28, 1998, from $2.0 million in the six months ended June 29, 1997. The increase relates primarily to an increase in the average outstanding debt balance and a reduction in the amount of interest capitalization in the six months ended June 28, 1998, compared to the six months ended June 29, 1997.

Income tax provision: The income tax benefit for the six months ended June 28, 1998, was $2.9 million compared to an income tax expense of $1.2 million for the six months ended June 29, 1997. This is directly due to the decrease in pretax income.

Net income (loss) and net income (loss) per share: A net loss of $6.1 million or $0.91 per share for the six months ended June 28, 1998, was incurred compared to net income of $2.5 million or $0.38 per share for the six months ended June 29, 1997. The decrease related directly to the decrease in gross profit and gross profit percentage, an increase in interest expense and selling, general and administrative expenses.

Financial Condition

Current assets decreased to $57.1 million at June 28, 1998 from $66.3 million at December 31, 1997. Accounts receivable decreased $1.6 million, and inventories decreased $7.9 million. The changes in accounts receivable resulted directly from decreased sales in the latter part of the second quarter of 1998 versus sales in the latter part of the last quarter of 1997. The decrease in inventories was primarily related to the recording of a $6.3 million inventory reserve and a reduction in raw material inventories as a result of an inventory reduction plan.

The decrease in accounts payable and accrued expenses was primarily related to the reduction in raw material inventories discussed above and the timing of purchases and cash disbursements. The reduction in debt relates directly to the decrease in accounts receivable and inventory discussed above and proceeds received of $1.3 million for the sale of property, plant and equipment, partially offset by the need for cash to fund operations.

Liquidity and capital resources:

     As a result of business conditions discussed above and the bank's demand for immediate payment of amounts in default, a total amount of approximately $7.6 million was due and payable to the bank on August 14, 1998. On such date, a total amount of $1.05 million was due and payable on the Company's subordinated debt. Furthermore, as a result of the defaults, the bank has the right at any time to declare the entire amount of the debt due to the bank, totalling approximately $60 million including interest and penalties, immediately due and payable. The foregoing amounts fluctuate daily based on the borrowing base, and may be significantly more or less on any particular date. The Company does not have current assets sufficient to repay such indebtedness or to cure the defaults. Additionally, the Company has not made payments due August 12, 1998 in the amount of $1.1 million, which includes principal, interest, and penalties. Also, the Company has not made a subordinated convertible note payment to the former owners of Palmetto Spinning Corporation which was due on June 13, 1998 in the amount of $1.05 million. Because the Company is in default on the senior debt, the former owners are prohibited from collection of this amount under the terms of the Subordination Agreement dated June 13, 1994.

     The Company has retained the services of outside professionals to assist in assessing its alternatives and addressing its liquidity issues. The alternatives potentially available to the Company include refinancing its debt, acquiring additional capital to repay its debt, selling all or a portion of the Company's assets, merger of the Company with another entity, or filing a petition in bankruptcy. With the exception of filing a petition in bankruptcy, however, management of the Company cannot unilaterally effect any of such matters, and is not currently able to assess the practical availability of such options.

     The Bank, in a letter dated August 11, 1998, agreed to forbear from exercising its rights and remedies for an indefinite period of time. The Bank has also expressed support of the Company's efforts to evaluate and implement financial alternatives. Although many of the problems encountered in the second quarter have continued into the third quarter and may continue indefinitely, the Company had $25.3 million dollars in stockholders' equity at June 28, 1998 and believes it has the near-term financial ability to continue to operate as a going concern, though there can be no assurances to that effect. The Company's long-term prospects are likely to be dependent on its ability to restructure its indebtedness.

     The Company generated cash from operations of $980 thousand for the second quarter of 1998 compared to cash used in operations of $3.6 million for the second quarter of 1997. The decrease in cash used in operations was primarily the result of decreases in net operating assets and liabilities, primarily a decrease in inventories and accounts receivable, partially offset by a decrease in accounts payable and accrued expenses and a decrease in net income.

Net cash used in investing activities amounted to $646 thousand in the second quarter of 1998 compared to $2.5 million in the second quarter of 1997. The increase primarily relates to the proceeds received of $1.3 million for the sale of property, plant, and equipment during the second quarter of 1998. Also, the investment in property, plant, and equipment during the second quarter of 1998 was $283 thousand less than the second quarter of 1997.

Net cash used in financing activities amounted to $550 thousand for the second quarter of 1998 compared to net cash provided by financing activities of $6.3 million for the second quarter of 1997. The change occurred primarily due to the decrease in borrowings.

The Company's loan agreements with financial institutions contain a number of restrictive covenants. See Note 3 to Notes to Financial Statements which discusses these agreements.

                           Part II - Other Information

Item 3.  Defaults Upon Senior Securities:

          For a discussion of certain defaults see "Management's Discussion and Analysis of the Financial Condition and Results of Operations - Outlook for 1998 and Liquidity and Capital Resources Sections.

Item 4.  Submission of Matters to a Vote of Security Holders:

     (a) An annual meeting of the shareholders of the Company was held on May 15, 1998.

     (b)  The names of the directors elected at the meeting are as follows: Bret
          J.  Harris,  James C. Hite,  Jack J.  Jackson  (for terms  expiring in
          2001).

     (c)  The items voted upon at the meeting of shareholders were as follows:

          (1)  the election of directors;

          (2)  the  ratification  of the  appointment  of  Ernst & Young  LLP as
               independent   auditors  for  the  Company's  fiscal  year  ending
               December 31, 1998;

          (3) the voting of amendments to the Martin Color-Fi 1994 Incentive Stock Option and Stock Appreciation Rights Plan;

     The number of votes cast for, against or withheld and the number of its abstentions or broker non- votes as to each matter is as follows:

  Item No.                                                    Votes Against              Abstentions or
(see above)         Name                    Votes for          or Withheld               Broker Non-Votes
-----------         ----                    ---------          -----------               ----------------

   (1)            Bret J. Harris            5,080,591                                  3,500
                  James C. Hite             5,080,591                                            3,000
                  Jack J. Jackson           5,080,591                                            3,500

   (2)                                      5,080,591               3,000                          500

   (3)                                      4,204,854             577,091                          847

     (d)  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K:

     (a)  Exhibits:

          Exhibit 10.48 - 1998 Second Amendment to the Fourth Amended and Restated Loan Agreement and Other Documents dated June 2,1998 between the Company and NationsBank,N.A.

          Exhibit 10.49 - Renewal Overline Promissory Note, dated June 2, 1998 between the Company and NationsBank, N.A.

          Exhibit 10.50 - Third Amended and Restated Term Loan Promissory Note dated June 2, 1998 between the Company and NationsBank, N.A.

          Exhibit 10.51 - Amended and Restated 1997 Term Loan Promissory Note, dated June 2, 1998 between the Company and NationsBank, N.A.


          Exhibit 27 - Financial Data Schedule

     (b) Reports on Form 8-K - A report on Form 8-K was filed on August 12, 1998 for the purpose of disclosing the defaults on the Company's bank loans.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             MARTIN COLOR-FI, INC.




Dated:   8/17/98                             By: /s/ Bret J. Harris
                                                      Bret J. Harris*
                                             Treasurer, Chief Financial Officer



         * Principal Financial and Accounting Officer

                                  EXHIBIT INDEX



Exhibit No.         Description
-----------         -----------


    10.48                1998  Second   Amendment  to  the  Fourth  Amended  and
                    Restated Loan Agreement and Other Documents dated June 2,1998 between the Company and NationsBank,N.A.

    10.49                Renewal  Overline  Promissory  Note, dated June 2, 1998
                    between the Company and NationsBank, N.A.

    10.50                Third  Amended and Restated Term Loan  Promissory  Note
                    dated June 2, 1998 between the Company and NationsBank, N.A.

    10.51                Amended and Restated  1997 Term Loan  Promissory  Note,
                    dated June 2, 1998 between the Company and NationsBank, N.A.

    27                   Financial Data Schedule