Form 10-Q
period 1998-09-27
MARTIN COLOR-FI INC
filed 1998-11-17
CIK 898311

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549



(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 1998

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

                           Yes  [X]   No  [ ]

         As  of  November  10,  1998,   there  were  6,730,284   shares  of  the
registrant's common stock issued and outstanding.

                              MARTIN COLOR-FI, INC.
                                      INDEX


                                                                       Page No.
Part I - Financial Information

         Item 1 - Financial Statements .................................      3

         Item 2 - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ..................      3

Part II - Other Information

          Item 1 - Legal Proceedings ...................................      4

          Item 3 - Defaults Upon Senior Securities .....................      4

          Item 6 - Exhibits and Reports on Form 8-K ....................      4

Signatures..............................................................      5

                         PART I - Financial Information

Item 1.   Financial Statements:

     No  financial  statements  are  presented  herewith in  reliance  upon Rule
12b-21. The Company filed a petition for relief under Chapter 11 of the Bankruptcy Code on November 16, 1998 in the United States Bankruptcy Court for the District of South Carolina. On the same date, two of the Company's consolidated subsidiaries filed petitions for relief under Chapter 11 of the Bankruptcy Code. The impact of these filings compiled with previously announced decisions of the Company to close certain manufacturing facilities and to dispose of the carpet subsidiary requires very substantail adjustments to the value of the Company's assets. To the date of this report the Company has been unable to prepare such financial statements because it does not presently have all of the information required to present its financial statements in accordance with generally accepted accounting principles and could not obtain such information without unreasonable expense.

     The registrant is working diligently to obtain all of the required information and plans to file financial statements by way of amendment to this report as soon as the financial statements are completed. The registrant believes that any partial financial statements would be materially misleading.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

     The Company has filed for reorganization under Chapter 11 of the Bankruptcy Code. See Part II Item 1. The Company is in default with respect to its senior debt. See Part II Item 3. The Company presently does not have all of the information required to describe its financial condition accurately, in accordance with generally accepted accounting principles. Accordingly, no meaningful discussion and analysis of financial condition or results of operations can be presented at this time. This Item will be completed by amendment when the financial statements are available.

                           Part II - Other Information

Item 1.   Legal Proceedings:

     On November 16, 1998, the Company filed a petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of South Carolina. Two consolidated subsidiaries, Buchanan Industries, Inc., and Star Fibers, Inc. also filed petitions under Chapter 11 on November 16, 1998 in the same court.

     The Company is a defendant in three actions to foreclose security interests and for collection of notes brought by NationsBank, N.A., as plaintiff. The actions were instituted in the Court of Common Pleas of Sumter County, South Carolina on November 10, 1998, the Court of Common Pleas of Edgefield County on November 10, 1998 and the Court of Common Pleas of Laurens County, South Carolina on November 11, 1998. These actions have been stayed by the bankruptcy filings referred to above.

Item 3.  Defaults Upon Senior Securities:

     The Company is in default with respect to indebtedness which was described in the Company's Form 10-Q for the quarter ended June 28, 1998. Total arrearage on November 16, 1998 was estimated at $57,700,000 including accrued interest.

     On November 10, 1998 NationsBank commenced legal actions to foreclose its security interests. See Part II, Item 1 above.

Item 6.  Exhibits and Reports on Form 8-K:

     (a)  Exhibits:   None

     (b) Reports on Form 8-K - A report on Form 8-K was filed on November 17, 1998 for the purpose of disclosing the Company's bankruptcy filing.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             MARTIN COLOR-FI, INC.



                                             By: /s/ James F. Martin
                                                     James F. Martin*
                                                     Chief Executive Officer


Dated:  11/17/98                             By: /s/ Wiley H. Turner
                                                     Wiley H. Turner*
                                                     Vice President-Finance



         * Principal Financial and Accounting Officer